Form 10-Q
period 1995-03-31
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1995-05-12
CIK 355946

                              PART  I  - FINANCIAL INFORMATION
 Item 1. Financial Statements.

 HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
 (dollars in thousands)
 (unaudited)
                                                     March 31     December 31
                                                        1995          1994
 ASSETS
    Cash and due from banks                            $39,490        $36,870
    Federal funds sold and interest bearing deposits    51,671         49,286
                                                      --------       --------
            Total cash and cash equivalents             91,161         86,156

    Securities:
        Held-to-maturity (market value: $267,611 in
             1995 and $228,416 in 1994)                271,678        236,810
        Available-for-sale (at market value)            73,564         71,478
                                                      --------       --------
            Total securities                           345,242        308,288

    Loans, net of unearned income                      528,593        524,815
        Less: allowance for loan losses                 (8,672)        (8,720)
                                                      --------       --------
            Net loans                                  519,921        516,095
    Premises and equipment                              16,730         17,079
    Goodwill and core deposit intangibles               14,756         15,080
    Other assets                                        11,256         10,152
                                                      --------       --------
           TOTAL ASSETS                               $999,066       $952,850
                                                      ========       ========

 LIABILITIES
    Demand deposits                                   $137,667       $143,378
    NOW accounts                                        75,449         78,654
    Money market accounts                               77,749         66,889
    Savings deposits                                   211,379        232,100
    Time deposits                                      361,579        302,569
                                                      --------       --------
           Total deposits                              863,823        823,590
    Securities sold under agreements to repurchase      37,331         33,018
    Notes payable                                        4,500          6,500
    Other liabilities                                    7,262          6,631
                                                      --------       --------
           TOTAL LIABILITIES                           912,916        869,739
                                                      --------       --------
 SHAREHOLDERS' EQUITY
    Preferred shares - no par value; shares authorized:
        12,000,000; shares issued: none                     -              -
    Common shares - $.625 par value; shares authorized:
        16,000,000; shares issued: 7,937,222 in 1995
        and 7,915,972 in 1994                            4,961          4,947
    Surplus                                             17,488         17,385
    Retained earnings                                   65,067         62,879
    Net unrealized gains (losses) on securities,
        net of tax                                      (1,366)        (2,100)
                                                      --------       --------
           TOTAL SHAREHOLDERS' EQUTIY                   86,150         83,111
                                                      --------       --------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $999,066       $952,850
                                                      ========       ========

See accompanying notes to the consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Months Ended March 31, 1995 and 1994
(in thousands, except per share data)
(unaudited)
                                                       1995       1994
 INTEREST INCOME
    Loans, including fees                            $11,507     $9,136
    Securities:
       Taxable                                         3,951      2,699
       Exempt from federal income taxes                  989      1,057
    Federal funds sold and interest bearing
       deposits                                          694        299
                                                     -------     ------
       TOTAL INTEREST INCOME                          17,141     13,191
                                                     -------     ------
 INTEREST EXPENSE
    Deposits                                           6,749      4,509
    Other borrowings                                     416        103
                                                     -------     ------
       TOTAL INTEREST EXPENSE                          7,165      4,612
                                                     -------     ------
       NET INTEREST INCOME                             9,976      8,579
 Provision for loan losses                                50         50
                                                     -------     ------
       NET INTEREST INCOME AFTER PROVISION FOR
          LOAN LOSSES                                  9,926      8,529
                                                     -------     ------

 OTHER INCOME
    Service charges on deposit accounts                1,012        915
    Income for trust services                            183        165
    Investment product fees                              271        167
    Other operating income                               261        254
    Securities gains                                       4          7
                                                     -------     ------
       TOTAL OTHER INCOME                              1,731      1,508
                                                     -------     ------
 OTHER EXPENSES
    Salaries and employee benefits                     3,895      3,391
    Net occupancy expense                                655        564
    Equipment expense                                    382        339
    Federal deposit insurance premiums                   457        401
    Data processing expense                              194        171
    Amortization of intangible assets                    399        275
    Other operating expenses                           1,114        860
                                                     -------     ------
       TOTAL OTHER EXPENSES                            7,096      6,001
                                                     -------     ------
       INCOME BEFORE INCOME TAXES                      4,561      4,036
 Income tax expense                                    1,500      1,229
                                                     -------     ------
       NET INCOME                                     $3,061     $2,807
                                                     =======     ======
 Net income per common share:
       Primary                                        $  .37     $  .34
       Fully diluted                                  $  .37     $  .34

 Weighted average common and common equivalent
    shares outstanding:
       Primary                                         8,284      8,259
       Fully diluted                                   8,292      8,259

 See accompanying notes to the consolidated financial statements

 HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
 For the Three Months Ended March 31, 1995 and 1994
 (dollars in thousands)
 (unaudited)
                                                              1995       1994
OPERATING ACTIVITIES
    Net income                                              $3,061     $2,807
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Discount accretion on securities                      (248)      (181)
        Deferred loan fee accretion                            (88)       (97)
        Provision for loan losses                               50         50
        Securities gains                                        (4)        (7)
        Depreciation and amortization                          425        368
        Deferred income taxes                                 (109)      (146)
        Net amortization of purchase accounting adjustments    495        364
        Increase in accrued interest income                   (791)      (360)
        Increase (decrease) in accrued interest expense        318        (40)
        Other, net                                            (316)      (363)
                                                           -------    -------
               NET CASH PROVIDED BY OPERATING ACTIVITIES     2,793      2,395
                                                           -------    -------
 INVESTING ACTIVITIES
    Securities held-to-maturity:
         Proceeds from maturities, repayments and calls      7,545      7,902
         Purchases                                         (42,270)   (33,175)
    Securities available-for-sale:
         Proceeds from maturities, repayments and calls      3,451     25,910
         Purchases                                          (4,214)       -
    Net increase in loans                                   (3,898)        14
    Purchases of premises and equipment                       (345)      (178)
    Proceeds from the sale of premises and equipment            15        249
    Proceeds from sales of foreclosed assets                   102        122
                                                           -------    -------
               NET CASH USED IN INVESTING ACTIVITIES       (39,614)       844
                                                           -------    -------
 FINANCING ACTIVITIES
    Net decrease in demand deposits, NOW and money
          market accounts and savings deposits             (18,777)   (11,587)
    Net increase in time deposits                           59,046      2,324
    Net increase (decrease) in securities sold under
          agreements to repurchase                           4,313     (2,028)
    Principal payments on notes payable                     (2,000)       -
    Proceeds from stock option exercises                       117        629
    Dividends paid                                            (873)      (712)
                                                           -------    -------
               NET CASH PROVIDED FROM FINANCING ACTIVITIES  41,826    (11,374)
                                                           -------    -------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        5,005     (8,135)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           86,156     63,504
                                                           -------    -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                $91,161    $55,369
                                                           =======    =======

 Supplemental disclosures:
    Interest paid to depositors and creditors               $6,883     $4,652
    Income taxes paid                                           14         10

 See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

    The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and conform to prevailing practices within the banking industry. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report.

2. As of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures". SFAS 114 requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, the observable market price of a loan or the fair value of collateral if the loan is collateral dependent. SFAS 118 allows for existing income recognition practices to continue.

    Under the Company's impaired loan accounting policy, all loans, except for home equity loans and other consumer loans, are subject to impairment recognition on a quarterly basis. The Company generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Interest income on impaired loans will be recognized in a manner consistent with prior income recognition policies. For all impaired loans other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on impaired nonaccrual loans is recognized on a cash basis.
    The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Company's financial position or results of operations since the Company has historically established valuation allowances generally based on the fair value of collateral securing an impaired loan. The primary difference in valuation methods is that under SFAS 114 the Company also establishes valuation allowances for uncollectible interest in addition to the principal amounts of impaired loans. At March 31, 1995, the total recorded investment in loans that are considered impaired was $7.0 million (of which $4.3 million were nonaccrual loans). Included in the total amount of impaired loans is $3.9 million of loans for which a related valuation allowance of $670,000 was determined. The average recorded investment in impaired loans for the quarter ended March 31, 1995, was approximately $7.0 million.

    SFAS 114 also changed the definition of in-substance foreclosures ("ISFs"). Under SFAS 114, ISF recognition is limited to circumstances in which the debtor surrenders collateral to the creditor and the creditor receives physical possession of the collateral. The Company adopted the new definition concurrent with the adoption of the other provisions of SFAS 114. At December 31, 1994, the Company had no ISFs and therefore no reclassification adjustments were made to those financial statements.

3. Primary and fully diluted earnings per common share for the three months ended March 31, 1995 and 1994 are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares, assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method.

4. In January, 1995, the Company issued 21,250 common shares pursuant to the exercise of stock options. The options were exercised at $5.55.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

    The following represents management's analysis of the Company's results of operations for the three month periods ended March 31, 1995 and 1994 and its consolidated financial condition at March 31, 1995 as compared to December 31, 1994. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

ANALYSIS OF INCOME STATEMENTS

    Summary of Operations

    Net income in the first quarter of 1995 increased to $3,061,000, up 9% from $2,807,000 earned in the same quarter of 1994. On a fully diluted basis, earnings per share for the quarterly period increased to 37 cents per share compared to 34 cents per share earned in the first quarter of 1994. Higher earnings in the 1995 period were primarily due to an increase in net interest income.

    Net Interest Income

    First quarter net interest income was $9,976,000, an increase of $1,397,000 or 16% compared with the first quarter of 1994. The growth in net interest income in 1995 was attributable to an increase in the volume of average earning assets, partially offset by a reduction in the net interest spread.

      For the three months ended March 31, 1995, average earning assets increased $119 million, or 15%, compared to the same quarter a year ago. Growth in average earning assets primarily resulted from the July, 1994 acquisition of Midlothian State Bank
("Midlothian").

    On a taxable equivalent basis, the annualized net interest spread for the 1995 three month period decreased to 4.13% compared to 4.30% in the 1994 period. The decline in the net interest spread primarily resulted from an increase in short-term market interest rates, which have increased over 250 basis points since year-end 1993. In the 1995 first quarter the volume and extent of rate sensitive liabilities which repriced were relatively greater than rate sensitive assets which resulted in a contraction in the net interest spread. Overall, the decline in the net interest spread reflected an increase of .81% in the yield on earning assets which was more than offset by a .98% increase in the rate paid on interest-bearing liabilities. The increase in the yield on earnings assets primarily resulted from higher rates earned on interest rate sensitive assets such as federal funds sold and floating rate securities and loans. The increase in rates paid on interest-bearing liabilities was primarily due to increases in interest rates paid on most interest-bearing liabilities, including money market accounts, time deposits and short-term borrowings. Higher rates paid on interest-bearing liabilities also resulted from the shift of some savings deposits to time deposits as the interest differential between these accounts continued to widen.

    Provision and Allowance for Loan Losses

    The allowance for loan losses is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the Company's loan portfolio. On a quarterly basis, management assesses the adequacy of the allowance for loan losses. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan portfolio growth and reviews of impaired loans and the value of underlying collateral securing these loans. A provision for loan losses is charged to income to increase the allowance to a leveldeemed to be adequate, but not excessive, based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of previously charged-off loans are credited back to the allowance.

    The Company recorded provisions for loan losses of $50,000 for the three months ended March 31, 1995 and 1994. Net loan charge-offs for the 1995 first quarter were $98,000 compared to $31,000 for the same period in 1994. At March 31, 1995 the allowance for loan losses was $8,672,000 compared to $8,720,000 at December 31, 1994. As a percentage of loans, the allowance for loan losses was 1.64% at March 31, 1995 compared to 1.66% at year-end 1994.

    Nonperforming loans, comprised of loans 90 days or more past due and nonaccrual loans, were $5.0 million at March 31, 1995, a decrease of $500,000 from year-end 1994. The reduction in nonperforming loans since year-end reflected an increase of approximately $500,000 in nonaccrual loans and a decrease of $1 million in loans 90 days or more past due. As a percent of loans, nonperforming loans were .94% at March 31, 1995 compared to 1.04% at December 31, 1994. The allowance for loan losses coverage of nonperforming loans at March 31, 1995 increased to 174% compared to 159% at December 31, 1994.

    Other Income

    Other income, excluding securities transactions, for the three months ended March 31, 1995 increased $226,000 or 15% compared to the same period in 1994. Service charges on deposit accounts, the primary component of other income, increased $97,000 or 11% primarily due to the additional service fee income of Midlothian. The increase in other operating income also resulted from the growth in investment product fees which increased $104,000 or 62% from the year ago quarter. The growth reflects an increase in customer demand for annuities and mutual funds and the Company's continuing marketing efforts and emphasis on the sale of such products.

     Other Expenses

    Other expenses in the 1995 first quarter increased $1,095,000 or 18% compared to the same period in 1994. The growth in other operating expense categories was largely attributable to the additional operating expenses of Midlothian. Salaries and employee benefits, the largest component of other expenses, increased $504,000 or 15% compared to the 1994 first quarter. At March 31, 1995, the number of full time equivalent employees totaled 431 compared to 440 at December 31, 1994 and 378 at March 31, 1994.

    Income Taxes

    Income tax expense for the three months ended March 31, 1995 increased $271,000 compared to the same period in 1994. The Company's effective tax rate (income tax expense divided by net income before taxes) increased to 32.9% in 1995 compared to 30.5% in the same period a year ago. Higher income tax expense in 1995 primarily resulted from an increase in pre-tax earnings.

ANALYSIS OF BALANCE SHEETS

    Assets

    Consolidated assets at March 31, 1995 were $999 million, an increase of $46 million compared to December 31, 1994. The change in the composition of assets since year-end reflects increases of $5 million in cash and cash equivalents, $37 million in securities and $4 million in net loans. As market interest rates stabilized during the 1995 first quarter, the Company purchased $29 million of fixed-rate CMOs and REMICs with average maturities of 4 to 6 years. Other investment purchases included $9 million of tax-exempt securities, primarily "non-rated" issues of local communities.

    Liabilities

    The Company's funding sources, consisting of deposits and other borrowings, increased $43 million since December 31, 1994. The growth in funding sources was due entirely to an increase in time deposits, which grew $59 million from year-end. Approximately $39 million or two-thirds of the increase in time deposits resulted from a seven-month, premium-rate certificate of deposit promotion offered in March, 1995. The remaining growth in time deposits was primarily due to a shift of $20 million from savings deposits to time deposits. The shift was principally due to an increase in interest rates paid on time deposits during the quarter making these deposits relatively more attractive. The Company anticipates that further shifting of deposits will occur based on the current level of market interest rates offered on time deposits and the interest rate differential between savings and time deposits.

    Capital

    At March 31, 1995 total shareholders' equity increased to $86.1 million, up $3.0 million from December 31, 1994. The growth in equity reflects the retention of current year earnings, less dividends paid, plus the proceeds from the issuance of 21,250 common shares pursuant to the exercise of stock options. The change in equity also reflects a net unrealized gain adjustment (net of tax) of $734,000 relating to the application of SFAS 115.

    The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At March 31, 1995, the consolidated Tier 1 and total risk-based capital ratios (excluding the SFAS 115 net loss adjustment) were 12.66% and 13.92%, respectively. The Company's leverage ratio at quarter-end was 7.68%. Presently the Company has no commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund other commitments that may arise in the future.

    Liquidity

    Liquidity management in banking involves the ability to meet cash flow requirements of customers and other obligations. Liquidity of the Company's subsidiary bank, Heritage Bank, is primarily maintained by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities. As an additional source of liquidity, Heritage Bank may purchase federal funds from certain correspondents on a limited basis, borrow funds on a collateralized basis from the Federal Home Loan Bank or sell securities classified as available-for-sale. For the parent company, liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses.

    As an indication of Heritage Bank's liquidity, federal funds sold and securities (excluding mortgage-backed and asset-backed securities) having contractual maturities of one year or less totaled $67 million at March 31, 1995 as compared to $64 million at year-end 1994. In addition to these funds, the Bank expects to receive certain cash flows from mortgage-backed and asset-backed securities. For the first three months of 1995 the aggregate principal payments received on these securities totaled approximately $9 million. For the year ended December 31, 1994 the total principal payments received on mortgage-backed and asset-backed securities were approximately $72 million.

    Heritage Financial Services, Inc. ("parent company") funds its operations and shareholder dividends through dividends received from Heritage Bank. Bank regulatory authorities limit the amount of dividends which may be paid by Heritage Bank to the parent company. At March 31, 1995, the amount of undistributed earnings of Heritage Bank available for the payment of dividends within such limitations is more than adequate to fund anticipated cash requirements of the parent company.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)    Exhibit 11 - Statement Re Computation of Per Share
Earnings (included at page 10).

    (b) During the quarter ended March 31, 1995, the registrant filed a report on Form 8-K, dated February 15, 1995, reporting a change in the registrant's certifying accountant, pursuant to Item 4 of that Form.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
            HERITAGE FINANCIAL SERVICES, INC.
                                         (Registrant)




Date: May 12, 1995    by            /s/ Frederick J. Sampias

                                        Frederick J. Sampias
                                        President
                                        (Duly Authorized Officer)


Date: May 12, 1995    by            /s/ Paul A. Eckroth

                                        Paul A. Eckroth
                                        Executive Vice President
                                        and Treasurer