Form 10-Q
period 1995-06-30
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1995-08-02
CIK 355946


                             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)
                                                     June 30,       December 31,
                                                       1995           1994
ASSETS
   Cash and due from banks                            $48,717        $36,870
   Federal funds sold and interest bearing deposits    50,706         49,286
                                                      -------        -------
           Total cash and cash equivalents             99,423         86,156

   Securities:
       Held-to-maturity (market value: $292,670 in
            1995 and $228,416 in 1994)                290,747        236,810
       Available-for-sale (at market value)            65,289         71,478
                                                      -------        -------
           Total securities                           356,036        308,288

   Loans, net of unearned income                      545,436        524,815
       Less: allowance for loan losses                 (8,692)        (8,720)
                                                      -------        -------
           Net loans                                  536,744        516,095
   Premises and equipment                              16,538         17,079
   Goodwill and core deposit intangibles               14,355         15,080
   Other assets                                        11,496         10,152
                                                   ----------       --------
          TOTAL ASSETS                             $1,034,592       $952,850
                                                   ==========       ========

LIABILIITIES
   Demand deposits                                   $149,373       $143,378
   NOW accounts                                        74,419         78,654
   Money market accounts                               82,800         66,889
   Savings deposits                                   208,135        232,100
   Time deposits                                      375,199        302,569
                                                      -------        -------
          Total deposits                              889,926        823,590
   Securities sold under agreements to repurchase      45,966         33,018
   Notes payable                                        3,000          6,500
   Other liabilities                                    6,463          6,631
                                                      -------        -------
         TOTAL LIABILITIES                            945,355        869,739
                                                      -------        -------
SHAREHOLDERS' EQUITY
   Preferred shares - no par value; shares authorized:  -              -
       12,000,000; shares issued: none
   Common shares - $.625 par value; shares authorized:
       16,000,000; shares issued: 7,939,222 in 1995
       and 7,915,972 in 1994                            4,962          4,947
   Surplus                                             17,498         17,385
   Retained earnings                                   67,408         62,879
   Net unrealized gains (losses) on securities, net
       of tax                                            (631)       (2,100)
                                                     --------        -------
        TOTAL SHAREHOLDERS' EQUITY                     89,237         83,111
                                                     --------        -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $1,034,592       $952,850
                                                    =========        =======

See accompanying notes to the consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Six Months Ended June 30, 1995 and 1994
(in thousands, except per share data)
(unaudited)
                                                      1995       1994
INTEREST INCOME
     Loans, including fees                          $23,408    $18,655
     Securities:
     Taxable                                          8,778      5,632
     Exempt from federal income taxes                 2,067      2,106
     Federal funds sold and interest bearing          1,265        713
       deposits
                                                     ------     ------
         TOTAL INTEREST INCOME                       35,518     27,106
                                                     ------     ------
INTEREST EXPENSE
     Deposits                                        14,729      9,187
     Other borrowings                                   833        245
                                                     ------     ------
         TOTAL INTEREST EXPENSE                      15,562      9,432
                                                     ------     ------
         NET INTEREST INCOME                         19,956     17,674
                                                     ------     ------
Provision for loan losses                               100         50
                                                     ------     ------
         NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                              19,856     17,624
                                                     ------     ------
OTHER INCOME
     Service charges on deposit accounts              2,036      1,844
     Income for trust services                          370        351
     Investment product fees                            440        442
     Other operating income                             495        504
     Securities gains                                   198          8
                                                     ------     ------
         TOTAL OTHER INCOME                           3,539      3,149
                                                     ------     ------
OTHER EXPENSES
     Salaries and employee benefits                   7,661      6,796
     Net occupancy expense                            1,266      1,105
     Equipment expense                                  783        684
     Federal deposit insurance premiums                 915        802
     Data processing expense                            415        350
     Amortization of intangible assets                  801        552
     Other operating expenses                         2,313      1,798
                                                     ------     ------
         TOTAL OTHER EXPENSES                        14,154     12,087
                                                     ------     ------
         INCOME BEFORE INCOME TAXES                   9,241      8,686
Income tax expense                                    2,965      2,707
                                                     ------     ------
         NET INCOME                                  $6,276     $5,979
                                                     ======     ======
Net income per common share:
       Primary                                       $  .76     $  .72
       Fully diluted                                 $  .76     $  .72

Weighted average common and common equivalent
   shares outstanding:
       Primary                                        8,289      8,281
       Fully diluted                                  8,294      8,309

See accompanying notes to the consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Months Ended June 30, 1995 and 1994
(in thousands, except per share data)
(unaudited)

                                                      1995       1994
INTEREST INCOME
     Loans, including fees                          $11,901     $9,519
     Securities:
          Taxable                                     4,827      2,933
          Exempt from federal income taxes            1,078      1,049
     Federal funds sold and interest bearing
        deposits                                        571        414
                                                     ------     ------
         TOTAL INTEREST INCOME                       18,377     13,915
                                                     ------     ------
INTEREST EXPENSE
     Deposits                                         7,980      4,678
     Other borrowings                                   417        142
                                                     ------     ------
         TOTAL INTEREST EXPENSE                       8,397      4,820
                                                     ------     ------
         NET INTEREST INCOME                          9,980      9,095
Provision for loan losses                                50          0
                                                     ------     ------
    NET INTEREST INCOME AFTER PROVISION FOR           9,930      9,095
       LOAN LOSSES

OTHER INCOME
     Service charges on deposit accounts              1,024        929
     Income for trust services                          187        186
     Investment product fees                            169        275
     Other operating income                             234        250
     Securities gains (losses)                          194          1
                                                     ------     ------
         TOTAL OTHER INCOME                           1,808      1,641
                                                     ------     ------
OTHER EXPENSES
     Salaries and employee benefits                   3,766      3,405
     Net occupancy expense                              611        541
     Equipment expense                                  401        345
     Federal deposit insurance premiums                 458        401
     Data processing expense                            221        179
     Amortization of intangible assets                  402        277
     Other operating expenses                         1,199        938
                                                     ------     ------
         TOTAL OTHER EXPENSES                         7,058      6,086
                                                     ------     ------
         INCOME BEFORE INCOME TAXES                   4,680      4,650
Income tax expense                                    1,465      1,478
                                                     ------     ------
         NET INCOME                                  $3,215     $3,172
                                                     ======     ======
Net income per common share:
       Primary                                       $  .39     $  .38
       Fully diluted                                 $  .39     $  .38

Weighted average common and common equivalent
   shares outstanding:
       Primary                                        8,293      8,303
       Fully diluted                                  8,295      8,317

See accompanying notes to the consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1995 and 1994
(dollars in thousands)
(unaudited)

                                                             1995       1994
OPERATING ACTIVITIES
   Net income                                              $6,276     $5,979
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Discount accretion on securities                      (492)      (381)
       Deferred loan fee accretion                           (137)      (209)
       Provision for loan losses                              100         50
       Securities gains                                      (198)        (8)
       Depreciation and amortization                          851        743
       Deferred income taxes                                 (220)      (239)
       Net amortization of purchase accounting adjustment     987        868
       (Increase) decrease in accrued interest income        (686)        98
       Increase (decrease) in accrued interest expense        481        (19)
       Other, net                                          (1,576)      (450)
                                                          --------    -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES     5,386      6,432
                                                          --------    -------

INVESTING ACTIVITIES
   Securities held-to-maturity:
        Proceeds from maturities, repayments and calls     16,159     19,714
        Purchases                                         (69,743)   (52,998)
   Securities available-for-sale:
        Proceeds from sales                                 7,962       -
        Proceeds from maturities, repayments and calls     11,433     33,481
        Purchases                                         (10,440)    (4,745)
   Net increase in loans                                  (21,248)    (1,933)
   Purchases of premises and equipment                       (596)      (575)
   Proceeds from the sale of premises and equipment            15        249
   Proceeds from sales of foreclosed assets                   102        544
                                                         ---------    -------
              NET CASH USED IN INVESTING ACTIVITIES       (66,356)    (6,263)
                                                         ---------    -------

FINANCING ACTIVITIES
   Net decrease in demand deposits, NOW and money
         market accounts and savings deposits              (6,294)   (12,591)
   Net increase in time deposits                           72,702     12,640
   Net increase in securities sold under                   12,948      6,049
         agreements to repurchase
   Principal payments on notes payable                     (3,500)       -
   Proceeds from stock option exercises                       128        629
   Dividends paid                                          (1,747)    (1,424)
                                                         ---------   --------
              NET CASH PROVIDED FROM FINANCING ACTIVITIES  74,237      5,303
                                                         ---------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       13,267      5,472
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           86,156     63,504
                                                          -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $99,423    $68,976
                                                          =======    =======

Supplemental disclosures:
   Interest paid to depositors and creditors              $15,153     $9,451
   Income taxes paid                                        3,131      2,815

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the"Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

    The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report.


2. As of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS 114 requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, the observable market price of a loan or the fair value of collateral if the loan is collateral dependent. SFAS 118 allows for existing income recognition practices to continue.

    Under the Company's impaired loan accounting policy, all loans, except for home equity loans and other consumer loans, are subject to impairment recognition on a quarterly basis. The Company generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Interest income on impaired loans will be recognized in a manner consistent with prior income recognition policies. For all impaired loans other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis.

    The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Company's financial position or results of operations since the Company has historically established valuation allowances generally based on the fair value of collateral securing an impaired loan. The primary difference in valuation methods is that under SFAS 114 the Company also establishes valuation allowances for uncollectible interest in addition to the principal amounts of impaired loans. At June 30, 1995, the total recorded investment in loans that are considered impaired was $8.2 million (of which $3.9 million were nonaccrual loans). Included in the total amount of impaired loans is $2.3 million of loans for which a related valuation allowance of $573,000 was determined. The average recorded investment in impaired loans for the six months ended
June 30, 1995, was approximately $7.4 million.

    SFAS 114 also changed the definition of in-substance foreclosures ("ISFs"). Under SFAS 114, ISF recognition is limited to circumstances in which the debtor surrenders collateral to the creditor and the creditor receives physical possession of the collateral. The Company adopted a new definition concurrent with the adoption of the other provisions of SFAS 114. At December 31, 1994, the Company had no ISFs and therefore no reclassification adjustments were made to those financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)


3. On May 16, 1995, Federal Insurance Company ("Federal"), a subrogee of SSM Health Care ("SSM"), filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois alleging that the Company had made unauthorized wire transfers. The wire transfers were made at the request of a former SSM officer who allegedly diverted the funds and defrauded SSM. As the insurer of SSM, Federal honored SSM's claim of loss incurred as a result of the employee defalcation. The lawsuit seeks damages in the amount of $1,247,500 plus interest and legal costs. The Company believes it has meritorious defenses and it will vigorously defend its position. Management believes, after discussions with counsel, that the outcome of this litigation will not have a material impact on the Company's financial position or results of operations.

4. Primary and fully diluted earnings per common share for the three and six months ended June 30, 1995 and 1994 are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares, assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method.

5. During the six month period ended June 30, 1995, the Company issued 23,250 common shares pursuant to the exercise of stock options at $5.55.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

                    The following represents management's analysis of the Company's results of operations for the three and six month periods ended
June 30, 1995 and 1994 and its consolidated financial condition at June 30, 1995 as compared to December 31, 1994. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

ANALYSIS OF INCOME STATEMENTS

                    Summary of Operations

                    Net income in the second quarter of 1995 increased to $3,215,000, up 1% from $3,172,000 earned in the same quarter of 1994. On a fully diluted basis, earnings per share for the quarterly period increased to 39 cents per share, up 3% from 38 cents per share earned in the second quarter of 1994. For the six months ended June 30, 1995 net income was $6,276,000, up 5% compared to $5,979,000 in the first half of 1994. Earnings per share for the six month period were 76 cents, up 6% compared to 72 cents in the same period in 1994. Higher earnings in both periods were primarily due to increases in net interest income.

                    Net Interest Income

                    Second quarter net interest income was $9,980,000, an increase of $885,000 or 10% compared with the second quarter of 1994. For the six months ended June 30, 1995, net interest income increased $2,282,000 or 13% compared to 1994. The growth in net interest income for the three and six month periods was due to increases in the volume of average earning assets.

                    For the six months ended June 30, 1995, total average earning assets increased $135 million or 17% compared to the same period a year ago. Growth in average earning assets reflected strong internal deposit growth in the first half of 1995 and the additional assets of Midlothian State Bank ("Midlothian") which was acquired in July, 1994. The growth in deposits was largely attributable to a time deposit promotion which attracted over $45 million in new funds since the beginning of the year.

                    On a taxable equivalent basis, the annualized net interest spread in the 1995 second quarter decreased to 3.83% compared to 4.41% in the 1994 quarter. For the first six months of 1995 the net interest spread decreased to 3.97% from 4.35% in the year ago period. The decline in the net interest spread was primarily due to an increase in the Company's funding costs, reflecting an increase of approximately 250 basis points in short-term market interest rates since the beginning of 1994. The volume and extent of rate sensitive liabilities which repriced in 1995 were relatively greater than rate sensitive assets resulting in a contraction in the net interest spread.

                    On a year-to-date basis, the change in the net interest spread reflected an increase of .76% in the yield on average earning assets which was more than offset by a 1.14% increase in the rate paid on interest-bearing liabilities. The increase in the yield on earnings assets primarily reflects higher rates earned on new loans and securities and increases in rates in interest rate sensitive assets such as federal funds sold and floating rate assets. Higher rates paid on interest-bearing liabilities were primarily due to increases in interest rates paid on time deposits, money market accounts and short-term borrowings. The increase in funding costs also resulted from the shift of some savings deposits to time deposits as the interest differential between these accounts continued to widen. Since year-end the balance of savings deposits has decreased approximately
$24 million.

                    Provision and Allowance for Loan Losses

                    The allowance for loan losses is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the Company's loan portfolio. On a quarterly basis, management assesses the adequacy of the allowance for loan losses. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan portfolio growth and reviews of impaired loans and the value of underlying collateral securing these loans. A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate, but not excessive, based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of previously charged-off loans are credited back to the allowance.

                    The Company recorded a provision for loan losses of $50,000 in the 1995 second quarter compared with no provision in the same quarter a year
ago.   Net charge-offs for the 1995 second quarter were $30,000 compared to net recoveries of $129,000 in the same period in 1994.

                    Year-to-date, the provision for loan losses increased to $100,000 compared to $50,000 in 1994. For the first half of 1995 the Company recorded net charge-offs of $128,000 compared to net recoveries of $98,000 in the 1994 six month period.

                    At June 30, 1995 the allowance for loan losses was $8,692,000 compared to $8,720,000 at December 31, 1994. As a percentage of loans, the allowance for loan losses was 1.59% at June 30, 1995 compared to 1.66% at year-end 1994.

                    Nonperforming loans, comprised of loans 90 days or more past due and nonaccrual loans, were $5.9 million at June 30, 1995, an increase of $400,000 from year-end 1994. As a percent of loans, nonperforming loans were 1.08% at June 30, 1995 compared to 1.04% at December 31, 1994. The allowance for loan losses coverage of nonperforming loans at June 30, 1995 was 148% compared to 159% at December 31, 1994.

                    Other Income

                    Other income, excluding securities transactions, for the three months ended June 30, 1995 decreased $26,000 compared to the same period in 1994. The decrease in income was attributable to lower investment product fees earned in the 1995 second quarter, partially offset by an increase in deposit service charges. On a year-to-date basis, other income, excluding securities transactions, increased $200,000 compared to the six month period in 1994. The increase in income for the six month period was primarily due to an increase in deposit service charges. Year over year, income from the sale of investment products was essentially unchanged.

                    For the three months ended June 30, 1995, the Company realized security gains of $177,000 from the sale of $8 million of adjustable-rate mortgage ("ARM") pools classified as available-for-sale. In the second quarter the Company also realized net gains of $17,000 from calls of municipal securities. The sale of ARM securities was made to reduce the prepayment risk of certain pools which are scheduled to reprice within the next six months. The risk primarily pertains to those ARM pools that are expected to have reset coupons which may exceed rates available for fixed-rate mortgages of comparable terms. Generally under these conditions ARM customers are more likely to refinance adjustable-rate mortgages and lock into fixed-rate mortgages. The Company continues to monitor interest rates and may sell additional selected ARM pools if prepayment expectations remain high.

                    Other Expenses

                    Other expenses in the 1995 second quarter increased $972,000 or 16% compared to the same period in 1994. For the six month months ended June 30, 1995, other expenses increased $2,067,000 or 17% compared to the same period a year ago. The growth in other operating expense categories was largely attributable to the additional operating expenses of Midlothian.

                    Salaries and employee benefits, the largest component of other expenses, increased $865,000 or 13% compared to the 1994 first half. At June 30, 1995, the number of full-time equivalent employees totaled 445 compared to 440 at December 31, 1994 and 389 at June 30, 1994.


                    Income Taxes

                    Income tax expense for the six months ended June 30, 1995 increased $258,000 compared to the same period in 1994. The Company's effective tax rate (income tax expense divided by net income before taxes) increased to 32.1% in 1995 compared to 31.2% in the same period a year ago. Higher income tax expense in 1995 resulted from an increase in pre-tax earnings coupled with a decline in the amount of federal and state tax-exempt income.


ANALYSIS OF BALANCE SHEETS

                    Assets

                    Consolidated assets at June 30, 1995 were $1.035 billion, an increase of $82 million compared to December 31, 1994. The changes in the Company's assets since December 31, 1994 reflect increases of $48 million in securities, $21 million in net loans and $13 million in cash and cash equivalents. As market interest rates stabilized during 1995, the Company purchased $53 million of fixed-rate CMOs and REMICs with average maturities of 3 to 6 years. Investment purchases in the first half of 1995 also included $16 million of tax-exempt securities. In 1995 the Company has seen an increase in loan demand, reflecting lower interest rates, seasonal building factors and the continued development within the markets the Company serves. In the 1995 first half, residential real estate loans increased $14 million, commercial and industrial loans increased $4 million and construction loans increased $4 million.

                    Liabilities

                    The Company's funding sources, consisting of deposits and other borrowings, increased $79 million since December 31, 1994. The increase in funding sources was principally due to the growth in time deposits, which increased $73 million from year-end. Approximately $51 million or two-thirds of the increase in time deposits resulted from a seven-month, premium-rate certificate of deposit promotion offered in March and April, 1995. The remaining growth in time deposits was primarily due to a shift of $24 million from savings deposits to time deposits. The shift was principally due to an increase in interest rates paid on time deposits during the quarter making these deposits relatively more attractive. The Company expects that further shifting of savings deposits will occur based on the current level of market interest rates offered on time deposits and the interest rate differential between savings and time deposits.

                    Capital

                    At June 30, 1995 total shareholders' equity increased to $89 million, up $6 million from December 31, 1994. The growth in equity reflects the retention of current year earnings, less dividends paid, plus the proceeds from the issuance of 23,250 common shares pursuant to the exercise of stock options. The change in equity also reflects a net unrealized gain adjustment (net of tax) of $1,469,000 relating to the application of SFAS 115.

                    The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At June 30, 1995, the consolidated Tier 1 and total risk-based capital ratios (excluding the SFAS 115 net loss adjustment) were 12.76% and 14.02%, respectively. The Company's leverage ratio at quarter-end was 7.58%. Presently the Company has no commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund other commitments that may arise in the future.

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

                    As an indication of Heritage Bank's liquidity, federal funds sold and securities (excluding mortgage-backed and asset-backed securities) having contractual maturities of one year or less totaled $60 million at June 30, 1995 as compared to $64 million at year-end 1994. In addition to these funds, the Bank expects to receive certain cash flows from mortgage-backed and asset-backed securities. For the first six months of 1995 the aggregate principal payments received on these securities totaled approximately $17 million. For the year ended December 31, 1994 the total principal payments received on mortgage-backed and asset-backed securities were approximately
$72 million.


                    Heritage Financial Services, Inc. ("parent company") funds its operations and shareholder dividends through dividends received from Heritage Bank. Bank regulatory authorities limit the amount of dividends which may be paid by Heritage Bank to the parent company. At June 30, 1995, the amount of undistributed earnings of Heritage Bank available for the payment of dividends within such limitations is more than adequate to fund anticipated cash requirements of the parent company.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) Heritage Financial Services, Inc. held its annual shareholder meeting on April 25, 1995.

(b) At the annual meeting the shareholders elected four Class II directors as follows: elected Frederick J. Sampias with 7,118,627 votes FOR (and 3,579 withheld); elected John J. Gallagher with 7,118,427 votes FOR (and 3,779 withheld); elected Lael W. Mathis with 7,118,596 votes FOR (and 3,610 withheld); and elected Arthur E. Sieloff with 7,116,427 votes FOR (and 5,779 withheld).


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 11 - Statement Re Computation of Per Share Earnings
    (included at page 14).

(b) There were no reports on Form 8-K filed by the registrant during the quarter ending June 30, 1995.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                HERITAGE FINANCIAL SERVICES, INC.

                        (Registrant)



Date: August 2, 1995 by      /s/ Frederick J. Sampias


                                 Frederick J.Sampias
                                 President
                                 (Duly Authorized Officer)


Date: August 2, 1995 by     /s/  Paul A. Eckroth


                                 Paul A. Eckroth
                                 Executive Vice President and Treasurer
                                 (Principal Financial and Chief
                                  Accounting Officer)