Form 10-Q
period 1995-09-30
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1995-11-14
CIK 355946


                             PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

                                               September 30,    December 31,
                                                       1995          1994
ASSETS
   Cash and due from banks                            $36,094        $36,870
   Federal funds sold and interest bearing deposits    38,046         49,286
                                                       ------         ------
           Total cash and cash equivalents             74,140         86,156

   Securities:
       Held-to-maturity (market value: $292,391 in
         1995 and $228,416 in 1994)                   289,591        236,810
       Available-for-sale (at market value)            87,403         71,478
                                                      -------        -------
           Total securities                           376,994        308,288

   Loans, net of unearned income                      567,695        524,815
       Less: allowance for loan losses                 (8,713)        (8,720)
                                                      -------        -------
           Net loans                                  558,982        516,095

   Premises and equipment                              16,502         17,079
   Goodwill and core deposit intangibles               13,960         15,080
   Other assets                                        11,892         10,152
                                                   ----------       --------
          TOTAL ASSETS                             $1,052,470       $952,850
                                                   ==========       ========

LIABILITIES
   Demand deposits                                   $153,542       $143,378
   NOW accounts                                        71,289         78,654
   Money market accounts                               96,535         66,889
   Savings deposits                                   203,884        232,100
   Time deposits                                      377,776        302,569
                                                     --------        -------
          Total deposits                              903,026        823,590

   Securities sold under agreements to repurchase      48,203         33,018
   Notes payable                                        1,500          6,500
   Other liabilities                                    7,789          6,631
                                                      -------        -------
          TOTAL LIABILITIES                           960,518        869,739

SHAREHOLDERS' EQUITY
   Preferred shares - no par value; shares authorized:
       12,000,000; shares issued: none                     -              -
   Common shares - $.625 par value; shares authorized:
       16,000,000; shares issued: 7,939,222 in 1995
       and 7,915,972 in 1994                            4,962          4,947
   Surplus                                             17,498         17,385
   Retained earnings                                   69,980         62,879
   Net unrealized gains (losses) on securities, net
       of tax                                            (488)        (2,100)
                                                       ------        -------
          TOTAL SHAREHOLDERS' EQUITY                   91,952         83,111
                                                    ----------      --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY$1,052,470       $952,850
                                                    ==========      ========

See accompanying notes to the consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Nine Months Ended September 30, 1995 and 1994
(in thousands, except per share data)
(unaudited)


                                                      1995       1994
INTEREST INCOME
     Loans, including fees                          $35,710    $29,817
     Securities:
       Taxable                                       13,828      9,200
       Exempt from federal income taxes               3,222      3,163
     Federal funds sold and interest bearing
          deposits                                    1,872      1,253
                                                    -------     ------
         TOTAL INTEREST INCOME                       54,632     43,433
                                                    -------     ------
INTEREST EXPENSE
     Deposits                                        23,104     14,942
     Other borrowings                                 1,364        555
                                                    -------     ------
         TOTAL INTEREST EXPENSE                      24,468     15,497
                                                    -------     ------
         NET INTEREST INCOME                         30,164     27,936
                                                    -------     ------
Provision for loan losses                               150         90
                                                    -------     ------
         NET INTEREST INCOME AFTER PROVISION
           FOR LOAN LOSSES                           30,014     27,846
                                                    -------     ------
OTHER INCOME
     Service charges on deposit accounts              3,079      2,885
     Income for trust services                          562        523
     Investment product fees                            633        626
     Other operating income                             755        743
     Securities gains                                   205         10
                                                     ------     ------
         TOTAL OTHER INCOME                           5,234      4,787
                                                     ------     ------
OTHER EXPENSES
     Salaries and employee benefits                  11,466     10,638
     Net occupancy expense                            1,915      1,744
     Equipment expense                                1,170      1,113
     Federal deposit insurance premiums                 869      1,254
     Data processing expense                            613        574
     Amortization of intangible assets                1,207        957
     Other operating expenses                         3,592      2,835
                                                     -------    ------
         TOTAL OTHER EXPENSES                        20,832     19,115
                                                     -------    ------
         INCOME BEFORE INCOME TAXES                  14,416     13,518
                                                     -------    ------
Income tax expense                                    4,695      4,298
                                                     -------    ------
         NET INCOME                                  $9,721     $9,220
                                                     =======    ======
Net income per common share:
       Primary                                       $ 1.17     $ 1.11
       Fully diluted                                 $ 1.17     $ 1.11

Weighted average common and common equivalent
   shares outstanding:
       Primary                                        8,303      8,288
       Fully diluted                                  8,328      8,303

See accompanying notes to the consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Months Ended September 30, 1995 and 1994
(in thousands, except per share data)
(unaudited)

                                                      1995       1994
INTEREST INCOME
     Loans, including fees                          $12,302    $11,162
     Securities:
          Taxable                                     5,050      3,568
          Exempt from federal income taxes            1,155      1,057
     Federal funds sold and interest bearing
        deposits                                        607        540
                                                    -------     ------
         TOTAL INTEREST INCOME                       19,114     16,327
                                                    -------     ------
INTEREST EXPENSE
     Deposits                                         8,375      5,755
     Other borrowings                                   531        310
                                                     ------     ------
         TOTAL INTEREST EXPENSE                       8,906      6,065
                                                     ------     ------
         NET INTEREST INCOME                         10,208     10,262
                                                     ------     ------
Provision for loan losses                                50         40
                                                     ------     -------
         NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                          10,158     10,222

OTHER INCOME
     Service charges on deposit accounts              1,043      1,041
     Income for trust services                          192        172
     Investment product fees                            193        184
     Other operating income                             260        239
     Securities gains (losses)                            7          2
                                                     ------     ------
         TOTAL OTHER INCOME                           1,695      1,638
                                                     ------     ------
OTHER EXPENSES
     Salaries and employee benefits                   3,805      3,842
     Net occupancy expense                              649        639
     Equipment expense                                  387        429
     Federal deposit insurance premiums                 (46)       452
     Data processing expense                            198        224
     Amortization of intangible assets                  406        405
     Other operating expenses                         1,279      1,037
                                                     ------     ------
         TOTAL OTHER EXPENSES                         6,678      7,028
                                                     ------     ------
         INCOME BEFORE INCOME TAXES                   5,175      4,832
Income tax expense                                    1,730      1,591
                                                    -------    -------
         NET INCOME                                  $3,445     $3,241
                                                    =======    =======
Net income per common share:
       Primary                                       $  .41     $  .39
       Fully diluted                                 $  .41     $  .39

Weighted average common and common equivalent
   shares outstanding:
       Primary                                        8,331      8,302
       Fully diluted                                  8,331      8,308

See accompanying notes to the consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1995 and 1994
(dollars in thousands)
(unaudited)

                                                             1995       1994
OPERATING ACTIVITIES
   Net income                                              $9,721     $9,220
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Discount accretion on securities                      (744)      (617)
       Deferred loan fee accretion                           (247)      (306)
       Provision for loan losses                              150         90
       Securities gains                                      (205)       (10)
       Depreciation and amortization                        1,272      1,194
       Deferred income taxes                                 (348)      (286)
       Net amortization of purchase accounting adjustments  1,531      1,281
       Increase in accrued interest income                 (1,672)      (217)
       Increase in accrued interest expense                   501        103
       Other, net                                            (172)      (416)
                                                           -------    -------
              NET CASH PROVIDED BY OPERATING ACTIVITIES     9,787     10,036
                                                           -------    -------
INVESTING ACTIVITIES
   Securities held-to-maturity:
        Proceeds from maturities, repayments and calls     27,290     29,782
        Purchases                                         (79,483)   (62,168)
   Securities available-for-sale:
        Proceeds from sales                                 7,962      4,920
        Proceeds from maturities, repayments and calls     14,902     43,011
        Purchases                                         (35,766)    (7,257)
   Net (increase) decrease in loans                       (43,585)       644
   Purchases of premises and equipment                       (997)      (950)
   Proceeds from the sale of premises and equipment            29        249
   Proceeds from sales of foreclosed assets                   607        544
   Cash and cash equivalents of acquired subsidiary bank
     less than purchase price                                  -     (11,509)
                                                         ---------  ---------
              NET CASH USED IN INVESTING ACTIVITIES      (109,041)    (2,734)
                                                         ---------  ---------
FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, NOW and money
         market accounts and savings deposits               4,229    (24,979)
   Net increase in time deposits                           75,316     24,277
   Net increase in securities sold under agreements
         to repurchase                                     15,185      3,142
   Increase in notes payable                                  -        8,000
   Principal payments on notes payable                     (5,000)       -
   Proceeds from stock option exercises                       128        629
   Dividends paid                                          (2,620)    (2,135)
                                                         ---------  ---------
              NET CASH PROVIDED FROM FINANCING ACTIVITIES  87,238      8,934
                                                         ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (12,016)    16,236
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           86,156     63,504
                                                          --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $74,140    $79,740
                                                          ========  ========
Supplemental disclosures:
   Interest paid to depositors and creditors              $24,076    $15,084
   Income taxes paid                                        4,930      4,504

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
          The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NEW ACCOUNTING PRONOUNCEMENT
          As of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures".
SFAS 114 requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. The impairment is measured based on the present value of expected future cash flows discounted at a loan's effective interest rate, the observable market price of a loan or the fair value of collateral if the loan is collateral dependent.
SFAS 118 allows for existing income recognition practices to continue.

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

          The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Company's financial position or results of operations since the Company has historically established valuation allowances based on the impaired loan's expected cash flows or the fair value of underlying collateral. The primary difference in valuation methods is that under SFAS 114 the Company also establishes valuation allowances for uncollectible interest in addition to the principal amounts of impaired loans.

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

EARNINGS PER SHARE
          Primary and fully diluted earnings per common share for the three and nine months ended September 30, 1995 and 1994 are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares, assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method.

Heritage Financial Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

ACQUISITION

          On September 28, 1995, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of the First National Bank of Lockport for $16.8 million in cash. At June 30, 1995, the First National Bank of Lockport had total assets of approximately $107 million. The transaction, which is subject to regulatory approval, will be accounted for as a purchase.

LOANS

          The following table sets forth loan balances by categories
(AMOUNTS IN THOUSANDS):
                              September 30  December 31
                                 1995          1994
Commercial and industrial        $135,606     $124,351
Commercial real estate            147,910      142,833
Construction                        8,555        6,096
Residential real estate           188,034      162,246
Home equity and other consumer     90,214       92,472
                                 --------     --------
  Gross loans                     570,319      527,998
Less:  unearned income             (2,624)      (3,183)
                                 --------      -------
  Loans, net of unearned income  $567,695     $524,815
                                 ========     ========

COMMON SHARES

     During the nine month period ended September 30, 1995, the Company issued 23,250 common shares pursuant to the exercise of stock options at $5.55.

LITIGATION

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

          The following represents management's analysis of the Company's results of operations for the three and nine month periods ended September 30, 1995 and 1994 and its consolidated financial condition at September 30, 1995 as compared to December 31, 1994. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.


ANALYSIS OF INCOME STATEMENTS

Summary of Operations

          Net income in the 1995 third quarter increased to $3,445,000, up 6% from $3,241,000 earned in the same quarter of 1994. On a fully diluted basis, earnings per share for the quarterly period increased to 41 cents per share, up 5% from 39 cents per share earned in the third quarter of 1994. Higher earnings in 1995 third quarter were due to a reduction in deposit insurance premiums.

          For the nine months ended September 30, 1995 net income was $9,721,000 up 5% compared to $9,220,000 in 1994. Earnings per share for the nine month period were $1.17, up 5% compared to $1.11 in the same period in 1994. The growth in year-to-date earnings was primarily the result of an increase in net interest income and the reduction in deposit insurance premiums.

Net Interest Income

          Third quarter net interest income was $10,208,000, a decrease of $54,000 or 1% compared to the third quarter of 1994. The decrease was due primarily to the decline in the Company's net interest spread which more than offset the additional net interest revenue resulting from an increase in the volume of average earning assets. For the nine months ended September 30, 1995, net interest income increased $2,228,000 or 8% compared to 1994. Higher net interest income in the nine month period resulted from an increase in the volume of average earning assets, partially offset by a decline in the net interest spread.

          Average earning assets for 1995 third quarter were $972 million, up $88 million or 10% compared to the same quarter a year ago. For the nine month period average earning assets increased
$119 million or 15% compared to the same period in 1994. The higher levels of average earning assets were primarily the result of strong deposit growth in 1995. On a year-to-date basis, the growth in average earning assets was also attributable to the additional assets of Midlothian State Bank ("Midlothian") which was acquired in July, 1994.

          On a taxable equivalent basis, the annualized net interest spread in the third quarter decreased to 3.68% compared to 4.29% in the 1994 quarter. Year-to-date, the net interest spread decreased to 3.87% in 1995 compared to 4.33% a year ago. The decline in the net interest spread was primarily due to an increase in the Company's funding costs, reflecting an increase of approximately
250 basis points in short-term market interest rates from early
1994 through March of 1995. The volume and extent of rate sensitive liabilities which repriced in 1995 were relatively greater than rate sensitive assets, resulting in a contraction in the net interest spread. The decrease in the net interest spread was also the result of the flattening of the yield curve in 1995 as longer-term interest rates fell while short-term rates stabilized.

          For the three month period, the change in the net interest rate spread reflected an increase of .47% in the yield on average earning assets which was more than offset by a 1.08% increase in the rate paid on interest-bearing liabilities. Year-to-date, the yield on average earning assets increased .66% while the rate paid on interest-bearing liabilities rose 1.12%. The increase in earning asset yields primarily reflects higher rates earned on new loans and securities and rate sensitive assets such as federal funds sold, adjustable-rate securities and floating rate loans.

Higher rates paid on interest-bearing liabilities were primarily due to increases in interest rates paid on time deposits, money market accounts and short-term borrowings. Premium rates offered on short-term time deposit promotions in 1995 and a shift of some savings deposits to higher-yielding time deposits also contributed to the increases in funding costs in the three and nine month periods.

Allowance and Provision For Loan Losses

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

          The changes in the allowance for loan losses for the three and nine months ended September 30, 1995 and 1994 were as follows
(amounts in thousands):
                              Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                                  1995     1994       1995    1994
Balance, beginning of period    $8,692   $7,803     $8,720  $7,655
  Allowance of acquired bank         -      850         -      850
  Provision for loan losses         50       40        150      90
  Loan charge-offs                 (92)    (111)      (381)   (374)
  Loan recoveries                   63       70        224     431
                                ------   ------     ------  ------
Balance, end of period          $8,713   $8,652     $8,713  $8,652
                                ======   ======     ======  ======

Allowance for loan losses
  as a percent of loans        1.53%    1.64%        1.53%   1.64%

Annualized net charge-offs
(recoveries) as a percentage
     of average loans           .02%     .03%         .04%   (.02)%


          The following table sets forth an allocation of the allowance for loan losses and the percent of loans in each category to total loans outstanding for the periods and categories shown (amounts in thousands):
                               September 30,     December 31,
                                   1995             1994
                                Amount     %     Amount     %
Commercial and industrial       $2,263    24     $2,570    24
Commercial real estate           4,200    26      4,500    27
Construction                       -       1        -       1
Residential real estate          1,500    33      1,100    31
Home equity and other consumer     750    16        550    17
                                ------   ---     ------   ---
             Total              $8,713   100     $8,720   100
                                ======   ===     ======   ===

          Since year-end, changes in the allocation of the allowance to individual loan categories were primarily the result of growth in loan portfolios, changes in management's risk assessment and assignment of unallocated reserves and the adoption of the new
impaired loan accounting standard.   Notwithstanding management's
allocation of the allowance, the entire allowance for loan losses is available to absorb losses in any particular category of loans.

Asset Quality

NONPERFORMING ASSETS

          The following table sets forth the Company's nonperforming assets and asset quality ratios (amounts in thousands):
                                           September 30,   December 31,
                                                1995            1994
Nonaccrual loans                                $3,538          $4,272
Loans past due ninety days or more               1,277           1,201
                                                ------          ------
  Total nonperforming loans                      4,815           5,473
Other real estate owned                            725             563
                                                ------          ------
  Total nonperforming assets                    $5,540          $6,036
                                                ======          ======

Nonperforming loans to loans                       .85%           1.04%
Nonperforming assets to loans plus OREO            .97%           1.15%
Allowance for loan losses to nonperforming loans   181%            159%
Allowance for loan losses to nonperforming assets  157%            144%

IMPAIRED LOANS

          The following table sets forth the recorded investment in
impaired loans and the related valuation allowance for each loan category as of September 30, 1995 (amounts in thousands):
                                Amount of Impaired Loans
                     No Valuation   Valuation              Amount of
                        Allowance   Allowance              Valuation
                         Required    Required     Total    Allowance

Commercial and industrial  $  556     $  856     $1,412        $280
Commercial real estate      3,635      1,175      4,810         276
Residential real estate     1,142        211      1,353          61
                           ------     ------     -----         ----
  Total impaired loans     $5,333     $2,242     $7,575        $617
                           ======     ======     ======        ====

          At September 30, 1995, $3,006,000 of nonaccrual loans were included in the total balance of impaired loans. Of the total amount of impaired loans, $3,897,000 were measured using the present value of expected future cash flows and $3,678,000 were measured based on the fair value of collateral. The average recorded investment in impaired loans for the three and nine months ended September 30, 1995, were approximately $7,901,000 and $7,440,000, respectively. Interest income recognized on impaired loans in the third quarter totaled $110,000 and year-to-date was $317,000.


Other Income

          Other income, excluding securities transactions, for the three months ended September 30, 1995 increased $52,000 compared to the same period in 1994. On a year-to-date basis, other income, excluding securities transactions, increased $252,000 compared to the nine month period in 1994. The increase in income for the nine month period was primarily due to an increase in deposit service charges.

          In the 1995 second quarter the Company realized security gains of $177,000 from the sale of $8 million of adjustable-rate mortgage
("ARM") pools classified as available-for-sale. Year-to-date, the Company has also realized net gains of $28,000 from calls of municipal securities. The sale of ARM securities was made to reduce the prepayment risk of certain pools which were scheduled to reprice within six months. The risk primarily pertained to those ARM pools that were expected to have reset coupons which would exceed rates available for fixed-rate mortgages of comparable terms. Generally under these conditions, ARM customers would be more likely to refinance adjustable-rate mortgages and lock into fixed-rate mortgages. The Company continues to monitor interest rates and may sell additional selected ARM pools if prepayment expectations remain high.

Other Expenses

          Other expenses in the 1995 third quarter decreased $350,000 or 5% compared to the same period in 1994. The decrease in expenses was due to a reduction in the FDIC assessment rate from 23 cents per $100 of deposits to 4 cents, retroactive to June 1, 1995. The reduction in deposit insurance premiums reduced third quarter operating expenses by $526,000.

          For the nine months ended September 30, 1995, other expenses increased $1,717,000 or 9% compared to the same period a year ago.
The growth in other operating expense categories was largely attributable to the additional operating expenses of Midlothian, partially offset by the reduction in deposit insurance premiums.

          Salaries and employee benefits, the largest component of other expenses, increased $828,000 or 8% compared to the 1994 nine month period. At September 30, 1995, the number of full-time equivalent employees totaled 437 compared to 440 at December 31, 1994 and 435 at September 30, 1994.

Income Taxes

          Income tax expense for the nine months ended September 30, 1995 increased $397,000 compared to the same period in 1994. The Company's effective tax rate (income tax expense divided by net income before taxes) increased to 32.6% in 1995 compared to 31.8%
in the same period a year ago. Higher income tax expense in 1995 resulted from an increase in pre-tax earnings.


ANALYSIS OF BALANCE SHEETS

Assets

          Consolidated assets at September 30, 1995 were $1.052 billion, an increase of $100 million compared to December 31, 1994. The changes in the Company's assets since December 31, 1994 reflect increases of $69 million in securities, $43 million in net loans and a $12 million decrease in cash and cash equivalents. As market interest rates stabilized in 1995, the Company purchased $74 million of fixed-rate CMOs and REMICs with average lives of 3 to 6 years. In the nine month period, investment purchases also included $25 million of bank-qualified tax-exempt securities. The Company has experienced an increase in loan demand in 1995, reflecting lower interest rates, seasonal building factors and the continued development within the markets the Company serves. Year-to-date, residential real estate loans increased $26 million, commercial and industrial loans increased $11 million and commercial real estate and construction loans increased $8 million.

Liabilities

          The Company's funding sources, consisting of deposits and other borrowings, increased $90 million since December 31, 1994. The increase in funding sources was principally due to the growth in time deposits, which increased $75 million from year-end. Approximately $51 million or two-thirds of the increase in time deposits resulted from a seven-month, premium-rate certificate of deposit promotion offered in March and April, 1995.

The remaining growth in time deposits was attributable to a shift of $24 million from savings deposits to time deposits. The shift was principally due to the widening of the interest rate differential between time and savings deposits. As time deposit rates increased in 1995, the yield on these deposits became relatively more attractive. The Company expects that further shifting of savings deposits will occur based on the current level of market interest rates offered on time deposits and the interest rate differential between savings and time deposits.

Capital

          At September 30, 1995 total shareholders' equity increased to $92 million, up $9 million from December 31, 1994. The growth in equity reflects the retention of current year earnings, less dividends paid, plus the proceeds from the issuance of 23,250 common shares pursuant to the exercise of stock options. The change in equity also reflects a net unrealized gain adjustment
(net of tax) of $1,613,000 relating to the application of SFAS 115.

          On September 28, 1995 the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. At June 30, 1995, Lockport had assets of approximately
$107 million. In connection with the acquisition, the Company intends to borrow funds under a line of credit to finance a majority of the purchase price. The transaction, which is subject to regulatory approval, will be accounted for as a purchase.

          The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At September 30, 1995, the consolidated Tier 1 and total risk-based capital ratios (excluding the SFAS 115 net loss adjustment) were 12.92% and 14.17%, respectively. The Company's leverage ratio at quarter-end was 7.59%. While the Company's risk-based capital and leverage ratios will decline with the consummation of its pending acquisition of Lockport, its ratios will exceed the ratios required to be considered "well capitalized".

Liquidity

          Liquidity management in banking involves the ability to meet cash flow requirements of customers and other obligations.
Liquidity of the Company's subsidiary bank, Heritage Bank, is primarily maintained by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities. As an additional source of liquidity, Heritage Bank may purchase federal funds from certain correspondents on a limited basis, borrow funds on a collateralized basis from the Federal Home Loan Bank or sell securities classified as available- for-sale. For the parent company, liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses.

          As an indication of Heritage Bank's liquidity, federal funds sold and securities (excluding mortgage-backed and asset-backed securities) having contractual maturities of one year or less totaled $47 million at September 30, 1995 as compared to $64 million at year-end 1994. In addition to these funds, the Bank expects to receive certain cash flows from mortgage-backed and asset-backed securities. For the first nine months of 1995 the aggregate principal payments received on these securities totaled approximately $29 million.

         Heritage Financial Services, Inc. ("parent company") funds its operations and shareholder dividends through dividends received from Heritage Bank. Bank regulatory authorities limit the amount of dividends which may be paid by Heritage Bank to the parent company. At September 30, 1995, the amount of undistributed earnings of Heritage Bank available for the payment of dividends within such limitations is more than adequate to fund anticipated cash requirements of the parent company.

PART II  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8 K.

(a) Exhibit 11 - Statement Re Computation of Per Share Earnings (included at page 14).


(b) There were no reports on Form 8-K filed by the registrant during the quarter ending September 30, 1995.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HERITAGE FINANCIAL SERVICES, INC.
                                    (Registrant)



Date: November 14, 1995             by  /s/ Frederick J. Sampias


                                            Frederick J. Sampias
                                            President
                                           (Duly Authorized Officer)


Date: November 14, 1995             by  /s/ Paul A. Eckroth


                                            Paul A. Eckroth
                                            Executive Vice President and
                                            Treasurer
                                            (Principal Financial and Chief
                                             Accounting Officer)