Form 10-K405
period 1995-12-31
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1996-03-06
CIK 355946

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-15059

                       HERITAGE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                ILLINOIS                                          36-3139645
     (State or other jurisdiction of                 (I.R.S. employer identification No.)
     incorporation or organization)
       17500 SOUTH OAK PARK AVENUE                                   60477
          TINLEY PARK, ILLINOIS                                   (Zip code)
(Address of principal executive offices)

                                 (708) 532-8000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON SHARES, $.625 PAR VALUE PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of February 23, 1996, 7,963,559 common shares, $.625 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the registrant's common shares on February 23, 1996) held by non-affiliates was approximately $112,700,000. See "Item 5. Market for Registrant's Common Shares and Related Shareholder Matters".

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                          INTO FORM 10-K PART:
------------------------------------------------                  ---------------------
Portions of the Proxy Statement for 1996 Annual
Meeting of Shareholders to be held on April 23,
  1996                                                                     III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HERITAGE FINANCIAL SERVICES, INC.
                          FORM 10-K TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I
Item 1      Business....................................................................     3
Item 2      Properties..................................................................    10
Item 3      Legal Proceedings...........................................................    11
Item 4      Submission of Matters to a Vote of Security Holders.........................    11
PART II
Item 5      Market for Registrant's Common Shares and Related Shareholder Matters.......    13
Item 6      Selected Financial Data.....................................................    14
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................    15
Item 8      Financial Statements and Supplementary Data.................................    32
Item 9      Changes In and Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................................    55
PART III
Item 10     Directors and Executive Officers of the Registrant..........................    55
Item 11     Executive Compensation......................................................    55
Item 12     Security Ownership of Certain Beneficial Owners and Management..............    55
Item 13     Certain Relationships and Related Transactions..............................    55
PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    55
SIGNATURES..............................................................................    56
            Exhibit Index...............................................................    57

                                     PART I

ITEM 1. BUSINESS

REGISTRANT

     The registrant, Heritage Financial Services, Inc., is an Illinois corporation which was incorporated on July 2, 1984, and a bank holding company which is subject to the federal Bank Holding Company Act of 1956, as amended. On July 2, 1984, its predecessor by merger, County Bankshares, Inc., a Delaware corporation incorporated September 8, 1981, was merged into the registrant in order to reincorporate in Illinois. The stockholders of the predecessor thereby automatically became the shareholders of the registrant. Unless the context otherwise requires, as used hereafter the "Company" refers to Heritage Financial Services, Inc., its predecessor, County Bankshares, Inc. and its subsidiaries.

     The Company was organized for the purpose of becoming a multi-bank holding company by acquiring and operating Illinois commercial banks. The Company's current subsidiaries are Heritage Bank, First National Bank of Lockport and Heritage Trust Company which operate from fifteen banking offices located in southwest suburban Chicago. See "Subsidiaries" below.

     The Company derives substantially all its income from its principal subsidiary, Heritage Bank. The Company's primary source of cash is dividends from Heritage Bank. The amount of dividends paid by Heritage Bank is determined in relation to its earnings and capital position and the cash requirements of the Company. Also see "Supervision and Regulation -- Dividends" below.

     Financial information relating to the Company only is set forth in "Note 15 -- Condensed Financial Statements -- Parent Company" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

SUBSIDIARIES

     Prior to October, 1991, the Company owned and operated four bank subsidiaries: Heritage Bank and Trust Company, Blue Island, Illinois, Heritage Bank of Oak Lawn, Oak Lawn, Illinois, Heritage Bank Crestwood, Crestwood, Illinois and Heritage Bank Tinley Park, Tinley Park, Illinois. In October, 1991, the four bank subsidiaries were merged into one bank, now known as Heritage Bank ("Heritage Bank" or the "Bank").

     On January 10, 1992, the Company acquired all of the issued and outstanding common stock of 1st Heritage Bank, Country Club Hills, Illinois, for $6.9 million in cash. In October, 1992, 1st Heritage Bank was merged into the Bank and is operated as a branch. On December 11, 1992, the Bank purchased the banking facility and assumed approximately $6 million of deposit liabilities of First Chicago Bank for Savings, Frankfort, Illinois. The Frankfort banking office is also operated as a branch. On December 18, 1992, the Company acquired all of the issued and outstanding common stock of Alsip Bank and Trust, Alsip, Illinois, for approximately $8 million in cash. In April, 1993, Alsip Bank and Trust was merged into the Bank and is operated as a branch.

     On July 8, 1994, the Company acquired all of the issued and outstanding common stock of Midlothian State Bank, Midlothian, Illinois, for $16.5 million in cash. At the date of acquisition Midlothian State Bank had total assets of $116 million. Midlothian State Bank was merged into the Bank in October, 1994, and its banking facilities are operated as branches of the Bank.

     On February 2, 1996, the Company acquired all of the issued and outstanding common stock of the First National Bank of Lockport ("Lockport"), Lockport, Illinois, for $16.8 million in cash. At the date of acquisition the bank had total assets of $102 million. The Company intends that Lockport will transfer substantially all of its assets and liabilities to Heritage Bank in the second quarter of 1996 and will operate Lockport's facility as a branch. Lockport will continue to exist as a national bank conducting a trust business.

     The Company also owns and operates Heritage Trust Company, an Illinois trust company, located in Tinley Park, Illinois.

DESCRIPTION OF BUSINESS

General

     The Company conducts a full service banking business through the Bank and Heritage Trust Company. The Bank offers a complete range of financial products and services to individuals, businesses and municipal customers. These products and services include checking, savings, NOW and money market accounts and certificates of deposit; commercial, real estate and consumer loans; mutual funds, annuities and discount brokerage; corporate cash management services, safe deposit and night depository facilities; and other services tailored for both individual and corporate customers. Automated teller machines ("ATMs"), which provide 24-hour banking services to customers, are installed at all branches. The Bank is member of the "Cash Station" system of ATMs which operates a substantial number of ATMs in the Chicago metropolitan area.

     The Bank also offers electronic banking services to commercial and retail customers. The Bank's Business Express software allows commercial and municipal customers to access accounts and initiate a number of transactions via on-line personal computers. Heritage's Phone Banker is an automated telephone system which provides customers access to account balance and transaction information and interest rates on most retail loan and deposit products. In 1996, an automated loan application feature has been added to the Phone Banker system which allows customers to apply for a number of retail loan products.

     Heritage Trust Company offers a number of fiduciary, custodial and investment management services to individuals, corporations and municipalities at any of the Bank's locations. It also administers (as trustee and in other fiduciary and representative capacities) pension, profit sharing, 401K and other employee benefit plans, and personal trusts and estates.

Lending

     The Bank concentrates its lending activities in the following areas: commercial and industrial and commercial real estate loans, residential real estate loans and home equity loans and lines of credit. The Bank maintains comprehensive underwriting and credit policies which cover all aspects of commercial and retail lending. The Bank conducts substantially all of its lending activities in the southwest suburbs of Chicago and, to a lesser extent the Chicago metropolitan area.

     For over 25 years, the Bank's primary organizational emphasis has been commercial lending. At December 31, 1995, approximately 50% of the Bank's loan portfolio was comprised of commercial and industrial loans, commercial real estate loans and construction loans. Commercial loans are provided on either a secured or unsecured basis to corporations, partnerships and individuals for working capital, business acquisitions, equipment purchases, plant expansion and commercial/industrial real estate financing. The Bank's lending limit to a single borrower exceeds $10 million, sufficient to satisfy the credit needs of most of the businesses located in its market area.

     A majority of the commercial portfolio represents loans to small to mid-size companies in businesses such as light manufacturing, wholesale, distribution and other service industries. The Company believes the commercial loan portfolio is well diversified by industry. The Bank has no energy or agricultural loans, loans to foreign countries or loans which would be classified as highly leveraged transactions.

     In recent years the Bank has expanded its marketing and origination activities for consumer loans to supplement the growth of the loan portfolio, attract new retail customers and increase the number of relationships with existing customers. At December 31, 1995, residential real estate loans and home equity loans comprised 48% of the loan portfolio. Residential real estate loans represent single-family, first mortgages secured by properties primarily located in southwest suburban Chicago. Home equity loans represent second mortgages secured by residential real estate properties located in Cook County and the adjacent collar counties. In addition to originating residential loans for its portfolio, the Bank originates home loans for sale to secondary market investors.

Market Information and Community Banking

     The Company's primary market area is southwest suburban Cook County, and to a lesser extent adjacent Will County, Illinois. For many years there has been significant economic and population growth in the outlying areas of southwest Cook County and in parts of Will County. The market for banking and financial services may be characterized as competitive due to the number of financial institutions located in the area.

     The Company's banking offices are located in both rapidly growing residential areas as well as in stable neighborhoods of established suburbs. The general profile of retail banking customers consists of blue and white collar workers with excellent savings habits. Retail banking customers, along with commercial and municipal customers, provide the Company with stable sources of core deposits to fund its loans and investments.

     The market area has a diverse economic base including manufacturing businesses, service industries, wholesalers and distributors. This diversity has contributed to the stability and success of the Company's lending business when compared to other areas of the country which have experienced economic declines. There has been no material deterioration in real estate property values within the Company's market areas since there was neither rapid price appreciation nor excessive building during the mid-to-late 1980's.

     The Company's marketing strategy continues to be based on its perception of the ongoing need for community banks -- financial institutions located for convenience with well-trained personnel committed to providing personalized quality service to customers. This philosophy, combined with the Company's commercial lending expertise, has allowed it to grow within the southwest suburban Chicago market area and has contributed to the Company's overall profitability.

     Neither the Company nor any of its subsidiaries is dependent for a material part of its business upon a single customer, or a very few customers, the loss of any one of which would have a materially adverse effect on the Company. The Bank's customers are not concentrated in any one industry, and many of them do business on a national basis, reducing the lending risk associated with downturns in particular industries or geographic areas.

Acquisitions and Expansion

     In 1981, a strategic decision was made to form a holding company and expand operations through acquisitions. Since then, the Company has purchased Crestwood Bank in 1983, Heritage Bank of Oak Lawn in 1984, Bremen Bank and Trust in 1986, 1st Heritage Bank and Alsip Bank and Trust in 1992, Midlothian State Bank in 1994 and the First National Bank of Lockport in 1996. With the acquisition of these banks, the Company expanded its network for gathering stable deposits and reinforced its presence in the southwest metropolitan Chicago market. The Company intends to continue to seek acquisitions in its existing or adjoining market areas, to the extent suitable candidates may be identified. However, there is no assurance that any further acquisitions will be made.

     As an additional means of accessing new market areas, the Company has also grown through the development and acquisition of strategically positioned branches. In 1989, two branch offices were opened in Cook County and one branch was opened in adjacent Will County. In 1992, Heritage Bank purchased the branch facility and deposits of First Chicago Bank for Savings, located in Will County. In 1995 a branch office was opened in Monee, located in Will County. The Company believes that branch expansion has strengthened its current market position and will enhance the future growth of loans and retail core deposits. In the future, the Company may continue to grow through selective branching as a means of entering new markets or increasing its market share.

Competition

     The Company encounters significant competition in all of its activities. It competes for commercial and individual deposits, loans and trust business with local and regional banks, savings and loan associations, savings banks and other financial institutions, including mortgage banking companies, finance companies and credit unions. The Company faces additional competition in attracting deposits from money market funds, mutual funds and other investment funds. In addition, a number of large national companies, including manufacturers, insurance companies and brokerage firms have expanded in the area of financial services, have substantially greater financial resources than the Company and compete with the Company for loans and deposits.

     To compete in the banking and financial services industry, the Company is committed to delivering high quality financial products in a professional manner at a competitive price. The Company believes that competition for its products and services is based principally on location, convenience, service and price. The price factors primarily relate to interest rates and fees charged on loans, interest rates paid on deposits and service charges on deposits. While the pricing of products and services is an important element in competing for customers, the Company also believes that the delivery of quality service as well as convenience will continue to be at least as important in retaining and expanding its customer base. See "Description of Business -- Market Information and Community Banking" above.

SUPERVISION AND REGULATION

General

     Bank holding companies and banks are extensively regulated under federal and state laws and regulations. As a result, the business, financial condition and prospects of the Company and its subsidiaries can be affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies adopted by regulatory agencies with authority over the Company and its subsidiaries. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Finally, such statutes, regulations and other pronouncements are intended to protect the Banks' depositors and the deposit insurance systems, not the Company's shareholders.

     The federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of and collateral for loans, the establishment of branches and mergers and acquisitions.

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the Bank Holding Company Act, and the regulations promulgated thereunder, the Company is required to file annual reports and quarterly reports of its operations and such additional information as the Federal Reserve Board may require. It is also subject to examination by the Federal Reserve Board which has jurisdiction to regulate the terms of certain debt issues of the Company and the authority to impose capital and reserve requirements.

     The Bank is a state bank chartered under the Illinois Banking Act. It is subject to regulation and examination by the Illinois Commissioner of Banks and Trust Companies ("Commissioner") and by the Federal Deposit Insurance Corporation ("FDIC") under the provisions of the Federal Deposit Insurance Act. Lockport is a national bank that is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC") and the FDIC. Heritage Trust Company is an Illinois chartered trust company subject to regulation and examination by the Commissioner.

     The Bank and the First National Bank of Lockport are also subject to certain restrictions under the Federal Reserve Act and the Federal Deposit Insurance Act on loans and extensions of credit to the Company or its subsidiaries, investments in the stock or other securities of the Company or its other subsidiaries, or advances to any borrower collateralized by such stock or other securities.

     References under this "Supervision and Regulation" heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations.

Recent Legislation

     In recent years Congress has enacted significant legislation which has changed the statutory requirements affecting bank holding companies and banks and broadened the regulatory powers of the federal regulatory agencies. To a great extent, these changes have resulted from the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     FIRREA, among other things, significantly increased the enforcement powers of federal regulatory agencies, substantially changed the federal deposit insurance system and provided that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any of such commonly controlled institutions.

     FDICIA revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for funding the Bank Insurance Fund ("BIF"). FDICIA also contained, among other things, several supervisory reforms, including required annual regulatory examinations of depository institutions, annual independent audits and related management reports on internal controls; the adoption of safety and soundness standards on matters such as loan underwriting and documentation, and compensation and other employee benefits; the establishment of a risk-based deposit insurance system; and mandated consumer protection disclosures with respect to deposit accounts. To date many of the provisions of FDICIA have been implemented through the adoption of regulations by bank regulators. While the implementation of FDICIA provisions have resulted in increased compliance costs, they have not materially affected the Company's operating results or financial condition.

     FDICIA also required that banking agencies, including the FDIC, revise their capital standards to take into account interest rate risk exposure. On August 2, 1995, the agencies issued a proposed policy statement that established a proposed supervisory framework to measure and monitor the level of interest rate risk at individual banks. The framework will facilitate the agencies' assessment of a bank's risk exposure and capital adequacy. Under the proposed framework, a supervisory model will be used to measure the change in a bank's economic or market value of capital assuming a 2% immediate increase or decrease in interest rates. The framework would also take into account the results of a bank's internal model if that model provides a measure of the change in a bank's economic value. The results of the supervisory and internal model would be one factor that the agencies will consider in their assessments of the quality of the bank's capital adequacy for interest rate risk. Other factors that the agencies will consider include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. The regulators anticipate that the proposed framework will provide a basis to issue a rule that would establish an explicit minimum capital requirement for interest rate risk. The agencies have stated that they will implement the capital rule at some future date once the agencies and banking industry have gained more experience with the proposed supervisory measurement and assessment process. At this time, the Company cannot predict what impact the supervisory framework will have on its future capital requirements. While the Company believes that its interest rate risk management process is adequate and its interest rate risk exposure is not significant, the results of the FDIC's assessment could be different and may be a basis for requiring the Bank to maintain additional capital.

Deposit Insurance

     As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Under FDICIA, the FDIC was authorized to implement a risk-based deposit insurance assessment system. The FDIC was also granted authority to establish semiannual assessment rates on BIF-member banks so as to maintain BIF at the designated reserve ratio as defined in FDICIA. Effective January 1, 1994, a risk-based insurance premium system was implemented. Under the risk-based system, each insured depository institution is placed into one of nine risk categories and assessed insurance premiums accordingly. In 1994 these premiums ranged from .23% to .31% of deposits, depending on an institution's capital level and risk classification. The Bank's premiums were assessed at the rate of .23% of deposits for the year ended December 31, 1994. In the second quarter of 1995, the FDIC announced that BIF had reached the designated reserve ratio of insured deposits. Effective June 1, 1995, the FDIC reduced the premium assessment range, and the Bank's assessment rate was lowered from .23% of deposits to .04% of deposits. For the semiannual assessment period ending June 30, 1996, the FDIC further reduced the assessment rate from .04% of deposits to zero for "well capitalized" institutions. Since the Bank is currently considered a "well capitalized" institution under the FDIC's capital definition, its deposit insurance premiums are expected to be substantially less in 1996. See "Supervision and Regulation -- Capital Adequacy " below.

Capital Adequacy

     Under the regulatory framework of the Federal Deposit Insurance Act, as amended by FDICIA, the Federal Reserve and the FDIC have adopted risk-based capital guidelines and ratio requirements for bank holding companies and banks. The risk-based capital guidelines are intended to provide a fair and consistent framework for comparing capital positions of all banking institutions. The guidelines define capital for risk-based capital purposes and categorize assets and off-balance sheet items into broad risk categories. The aggregate dollar value of each risk category is multiplied by a risk weight associated with that category. Risk-based capital ratios are calculated by dividing qualified capital by the aggregate of weighted risk categories.

     For purposes of implementing the "prompt corrective action" requirements of FDICIA, the regulatory authorities adopted regulations which established five capital categories. The capital categories, ranging from well capitalized to critically undercapitalized, are based upon the level of risk-based capital measures. Since December 31, 1992, financial institutions must maintain the following minimum risk-based capital ratios: Tier 1 capital to average assets (leverage ratio) of 4%, Tier 1 capital to risk-weighted assets of 4% and total risk-based capital to risk-weighted assets of 8%. To be considered "well-capitalized", financial institutions must maintain the following risk-based capital ratios: leverage ratio of 5%, Tier 1 capital to risk-weighted assets of 6% and total risk-based capital to risk-weighted assets of 10%. At December 31, 1995, the capital ratios of the Company and the Bank exceeded the thresholds required to meet the "well capitalized" capital category. On a consolidated basis, the Company's leverage ratio at December 31, 1995 was 7.75%. The consolidated Tier 1 and total risk-based capital ratios were 13.41% and 14.66%, respectively. At December 31, 1995, the Bank's leverage ratio was 7.51% and its Tier 1 and total risk-based capital ratios were 12.95% and 14.20%, respectively.

Dividends

     The Company has paid a cash dividend every quarter since it became a bank holding company in 1982. The Company's shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends quarterly. The dividend policy of the Company is designed to balance the shareholder interest in current return with the need to retain adequate capital to support future asset growth. While the Company anticipates paying quarterly cash dividends in the future, the timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company as well as general economic conditions and other relevant factors affecting the Company. The ability of the Company to pay dividends is dependent upon its receipt of dividends from the Bank. Regulatory authorities limit the amount of dividends which can be paid by the Bank without prior approval from such regulatory authorities. At December 31, 1995, the amount of undistributed earnings of the Bank available for the payment of dividends within such limitations is more than adequate to fund dividends paid by the Company. For further information on the Bank's dividend restrictions, see "Note 15 -- Condensed Financial Statements -- Parent Company" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

Acquisitions and Expansion

     The Bank Holding Company Act requires the Company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or bank holding company or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company. In its approval process, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience and increased competition, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board also gives consideration to the Bank's compliance with the Community Reinvestment Act ("CRA"), including the rating assigned by the FDIC. CRA obligates each financial institution to address the credit needs of its entire community, including low- and moderate-income areas. See "CRA" below.

     The Bank Holding Company Act also prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The Company, however, may engage in, and may own shares of companies engaged in, certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Bank Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     The enactment of FIRREA in 1989 amended the Bank Holding Company Act by permitting bank holding companies to acquire and operate savings and loan associations or purchase branch deposits of a thrift (subject to certain limitations). In 1989, the Illinois Bank Holding Company Act of 1957, as amended (the "Illinois Act"), and the Illinois Banking Act were also amended to reflect a series of thrift recovery amendments ("Thrift Amendments"). The Thrift Amendments were designed to permit an Illinois bank, subject to certain limitations, to acquire branches of failed, failing or undercapitalized thrifts and operate them as branches of a bank. The enactment of FIRREA and Thrift Amendments expanded the options of the Company to grow through acquisition of thrifts or branches of thrifts.

     On December 1, 1990, the Illinois Act authorized full interstate banking between banks and bank holding companies located in Illinois and banks and bank holding companies located in any other state. The Illinois Act further provides that no bank holding company with a ratio of total capital to total assets of less than 7% (as measured by the Federal Reserve Board) may acquire control of any Illinois bank. Although the Company's current capital ratio exceeds 7%, the Illinois Act could, in the future, affect the Company's ability to expand significantly through the future acquisition of Illinois banks.

     Traditionally, all banks in Illinois have been restricted as to the number and geographic location of branches which they could establish. In June, 1993, Illinois law was amended to eliminate all branching restrictions. Accordingly, banks located in Illinois are permitted to establish branches anywhere in Illinois without regard to the location of other banks' main offices or the number of branches previously established. See "Description of Business -- Acquisitions and Expansion" above.

     On September 29, 1994, the Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994 ("IBBA") was signed into law. In general, IBBA permits bank holding companies that are adequately capitalized and adequately managed to acquire banks located in any other state after September 29, 1995, provided that the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% or more of the deposits in the state in which the bank to be acquired is located. IBBA also allows interstate branching and merging of existing banks beginning June 1, 1997. States may elect to prohibit interstate branching and merger transactions if they enact legislation after September 29, 1994, and before June 1, 1997, that applies equally to all out-of-state banks and expressly prohibits mergers involving out-of-state banks. This state "opt out" provision does not apply to bank holding company acquisitions. The State of Illinois has enacted legislation opting in IBBA effective June 1, 1997.

CRA

     On April 19, 1995, federal banking agencies adopted a new rule amending CRA. The new CRA rule became effective July 1, 1995 under a phased-in implementation schedule. Beginning January 1, 1996, financial institutions are required to collect and periodically report certain information on loans. Effective July 1, 1997, all institutions will be evaluated under the new CRA performance tests which will include the following: (1) the lending test, which will evaluate an institution's record of helping to meet its assessment area's credit needs through its lending activities by evaluating home mortgage, small business and community development lending; (2) an investment test, which will evaluate a financial institution's record of meeting assessment area credit needs through qualified investments within its assessment area; and (3) a service test, by which the FDIC will analyze the availability and effectiveness of a financial institution's system for delivering retail banking services and the extent and innovativeness of its community development services. The FDIC will assign a rating of outstanding, satisfactory, needs to improve or substantial noncompliance, depending upon an institution's performance under each of the tests. Regulatory agencies will take into account a financial institution's rating when considering its application for approval of mergers, acquisitions and relocations of main or branch offices and may deny an application based on an unsatisfactory CRA rating.

Monetary/Fiscal Policies and Economic Conditions

     The earnings of bank holding companies and their subsidiary banks are affected by general economic conditions and also by the monetary and fiscal policies of governmental authorities, including, in particular, those of the Federal Reserve Board which influences conditions in the money and capital markets through, among other means, open market operations in US Government securities, varying the discount rate on bank borrowings and setting reserve requirements against bank deposits. Such operations and policies are designed to affect interest rates and the growth in bank credit, investments and deposits.

     The monetary and fiscal policies of the Federal Reserve Board have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Company cannot predict the nature or the extent of any effect which economic conditions or fiscal or monetary policies may have on its business and earnings.

Securities Laws

     The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the "1934 Act"). These requirements include the obligation to file with the Securities and Exchange Commission annual, quarterly and other reports. In addition, the Company is subject to the proxy rules promulgated pursuant to the 1934 Act, and its directors, officers and principal shareholders are subject to the "short swing profits" and reporting provisions of Sections 16(a) and 16(b) of the 1934 Act.

EMPLOYEES

     As of December 31, 1995, the Company and its subsidiaries had approximately 434 full-time equivalent employees. The Company and its subsidiaries provide a variety of employment benefits, and management of the Company considers its employee relations to be excellent.

MISCELLANEOUS

     The Company's subsidiaries utilize the name "Heritage", including use pursuant to license agreement. Other financial institutions not part of the Company also use the name "Heritage".

ITEM 2. PROPERTIES

     At December 31, 1995, the Company had 14 banking locations, of which 11 were owned and three were leased. The Bank also leases certain space which houses its operations center. Of the total banking locations, 11 are located in southwest suburban Cook County and three are located in adjacent Will County. All bank-owned properties are free-standing buildings that provide adequate customer parking and drive-up facilities. The leased banking facilities are located in or near retail shopping centers and most maintain drive-up facilities. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See "Note 7 -- Premises and Equipment" of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3. LEGAL PROCEEDINGS

     Information in response to this item is incorporated by reference to "Note 13 -- Commitments and Contingent Liabilities -- Litigation" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about each of the Company's executive officers:

             NAME                AGE          POSITIONS WITH THE COMPANY AND SUBSIDIARIES
------------------------------   ---    --------------------------------------------------------
Richard T. Wojcik.............   57     Chairman of the Board and Chief Executive Officer of the
                                        Company, Heritage Bank, First National Bank of Lockport
                                        and Heritage Trust Company and President of Heritage
                                        Trust Company
Frederick J. Sampias..........   48     President and a Director of the Company, Heritage Bank
                                        and First National Bank of Lockport and Vice Chairman of
                                        Heritage Trust Company
Ronald P. Groebe..............   56     Senior Executive Vice President, Secretary and a
                                        Director of the Company, Heritage Bank and First
                                        National Bank of Lockport and Secretary and a Director
                                        of Heritage Trust Company
Ramesh L. Ajwani..............   49     Executive Vice President of Heritage Bank
John E. Barry.................   51     Executive Vice President of Heritage Bank and a Director
                                        of Heritage Trust Company
Paul A. Eckroth...............   38     Executive Vice President of the Company and Heritage
                                        Bank, Treasurer of the Company and Vice President and
                                        Controller of the First National Bank of Lockport
Susan G. Peterson.............   46     Executive Vice President of Heritage Bank and a Director
                                        of Heritage Trust Company
Albert A. Stroka..............   53     Executive Vice President and General Counsel of Heritage
                                        Bank

     Mr. Wojcik has been Chairman of the Board and Chief Executive Officer of the Company and Heritage Bank and Chairman of the Board and President of Heritage Trust Company for more than the past five years. He was also Chairman and Chief Executive Officer of Heritage Bank Crestwood and Chairman and a Director of Heritage Bank of Oak Lawn and Heritage Bank Tinley Park until such banks' merger into Heritage Bank in October 1991. Mr. Wojcik currently serves as Chairman of the Board and a Director of the First National Bank of Lockport and served in such positions for Heritage Bank Country Club Hills from January 1992 until that bank's merger into Heritage Bank in October 1992, Heritage Bank Alsip from December 1992 until that bank's merger into Heritage Bank in April 1993 and Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

     Mr. Sampias has been President and a Director of the Company and Heritage Bank and Vice Chairman and a Director of Heritage Trust Company for more than the past five years. He was also a Director of Heritage Bank Crestwood, Heritage Bank of Oak Lawn and Heritage Bank Tinley Park until such banks' merger into Heritage Bank in October 1991. Mr. Sampias currently serves as President and a Director of the First National Bank of Lockport and served in such positions for Heritage Bank Country Club Hills from January 1992 until that bank's merger into Heritage Bank in October 1992, Heritage Bank Alsip from

December 1992 until that bank's merger into Heritage Bank in April 1993 and Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

     Mr. Groebe has been a Director of the Company, Heritage Bank and Heritage Trust Company for more than the past five years. He has been the Senior Executive Vice President of the Company and Heritage Bank since April 1993 and prior to that was Executive Vice President of the Company and Heritage Bank for more than five years. He was also a Director of Heritage Bank Crestwood, Heritage Bank of Oak Lawn and Heritage Bank Tinley Park until such banks' merger into Heritage Bank in October 1991. Mr. Groebe served as Executive Vice President, Secretary and a Director of Heritage Bank Country Club Hills from January 1992 until that bank's merger into Heritage Bank in October 1992 and Heritage Bank Alsip from December 1992 until that bank's merger into Heritage Bank in April 1993. He currently serves as Senior Executive Vice President, Secretary and a Director of the First National Bank of Lockport and served in such positions for Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

     Mr. Ajwani has been an Executive Vice President of Heritage Bank for more than the past five years. He has also served as a Vice President of the Company from January 1988 until April 1991 when he became a Senior Vice President. He served in that capacity until April 1992.

     Mr. Barry became President and a Director of Heritage Bank Crestwood (then Crestwood Bank) shortly after its acquisition by the Company in September 1983. He also became President and a Director of Heritage Bank Tinley Park in early 1991. He served as President and a Director of both banks until their merger into Heritage Bank in October 1991. At that time he became an Executive Vice President of Heritage Bank. Mr. Barry has been a Director of Heritage Trust Company for more than the past five years.

     Mr. Eckroth has been Treasurer of the Company for more than the past five years. He became Executive Vice President of the Company in April 1993 and prior to that was Senior Vice President. Mr. Eckroth became Executive Vice President of Heritage Bank in June 1993. Prior to that he was Senior Vice President of Heritage Bank since October 1991. He has also served as Controller of Heritage Bank Crestwood, Heritage Bank of Oak Lawn and Heritage Bank Tinley Park until such banks' merger into Heritage Bank in October 1991. Mr. Eckroth currently serves as Vice President and Controller of the First National Bank of Lockport. He served as Controller of Heritage Bank Country Club Hills from January 1992 until that bank's merger into Heritage Bank in October 1992 and of Heritage Bank Alsip from December 1992 until that bank's merger into Heritage Bank in April 1993. He also served as Executive Vice President and Treasurer of Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

     Ms. Peterson has been an Executive Vice President of Heritage Bank since June 1993. Prior to that she was Senior Vice President of Heritage Bank beginning in January 1992. Ms. Peterson joined the Company as Vice President in August 1987 and served in that capacity until April 1992. She became a Director of Heritage Trust Company in January 1993.

     Mr. Stroka has been an Executive Vice President and General Counsel of Heritage Bank since June 1993. Prior to that he was Senior Vice President and General Counsel of Heritage Bank since October 1991. Mr. Stroka joined the Company in October 1986 upon its acquisition of Bremen Bank and Trust Company where he served as Senior Vice President, General Counsel and Secretary.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

     For purposes of the calculation of aggregate market value of the common shares held by nonaffiliates of the Company as set forth on the cover page of this report, the Company did not consider Carl C. Greer to be an affiliate. Conversely, for purposes of such calculation, 446,925 shares (as of December 31, 1995) which may be voted by certain officers of the Company as trustees of a profit sharing trust for the Company and subsidiaries were included in the shares considered held by affiliates.

     The Company's common shares are traded on the NASDAQ National Market System under the symbol HERS. Stock price quotations can be found in the Wall Street Journal and other major daily newspapers. At December 31, 1995, there were approximately 805 holders of record of the Company's shares.

     The following sets forth the dividends paid, common share prices and number of shares traded during each quarter of 1995 and 1994, as reported by NASDAQ:

                                                                      MARKET PRICE RANGE         NUMBER
                                                     DIVIDENDS    --------------------------    OF SHARES
                                                       PAID        HIGH      LOW      CLOSE      TRADED
                                                     ---------    ------    ------    ------    ---------
1995
  4th Quarter.....................................     $ .11      $19.50    $18.75    $19.25     114,564
  3rd Quarter.....................................       .11       19.50     17.25     19.00     488,171
  2nd Quarter.....................................       .11       18.00     16.50     17.25     128,609
  1st Quarter.....................................       .11       17.50     15.75     17.25     289,042
1994
  4th Quarter.....................................     $ .09      $18.00    $15.75    $16.50     261,196
  3rd Quarter.....................................       .09       19.00     17.75     18.50     613,772
  2nd Quarter.....................................       .09       19.75     15.75     19.00     386,582
  1st Quarter.....................................       .09       16.75     15.75     16.25     440,408

     The Company's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends quarterly. Dividends are declared and paid quarterly in accordance with annual dividend policies established by the board of directors. The ability of the Company to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank ("Bank"). Regulatory authorities limit the amount of dividends which can be paid by the Bank without prior approval from such authorities. At December 31, 1995, the amount of undistributed earnings of the Bank available for the payment of dividends within such limitations is more than adequate to fund the anticipated cash requirements of the Company. For further discussion of the Bank's dividend restrictions and capital requirements see "Note 15 -- Condensed Financial Statements -- Parent Company" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

     On January 16, 1996, the board of directors increased the annual dividend rate to 52 cents per share and declared a quarterly cash dividend of 13 cents per share payable February 13, 1996 to shareholders of record on January 31, 1996. While the Company anticipates paying quarterly dividends of 13 cents per share in the future, there can be no assurance that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company as well as general economic conditions and other relevant factors affecting the Company. Also see "Supervision and Regulation -- Dividends" included under Item 1 of this document.

ITEM 6. SELECTED FINANCIAL DATA

     The following sets forth a five year comparison of selected financial data. The financial data reflects the balances and results of operations of acquisitions which occurred in 1994 and 1992. Per share data has been adjusted to reflect a two-for-one stock split declared in April, 1992.

                                                   1995       1994       1993       1992       1991
                                                  -------    -------    -------    -------    -------
SUMMARY OF OPERATIONS (in thousands)
  Interest income..............................   $73,860    $60,158    $55,259    $55,463    $56,166
  Interest expense.............................    33,364     22,116     21,122     25,155     29,379
                                                  -------    -------    -------    -------    -------
     Net interest income.......................    40,496     38,042     34,137     30,308     26,787
  Provision for loan losses....................       200         90        500        650      1,475
  Other income.................................     6,971      6,487      6,101      5,234      4,520
  Other expense................................    27,670     26,218     24,220     21,910     19,966
                                                  -------    -------    -------    -------    -------
     Income before income taxes................    19,597     18,221     15,518     12,982      9,866
  Income tax expense...........................     6,303      5,804      4,493      3,364      2,112
                                                  -------    -------    -------    -------    -------
     Net income................................   $13,294    $12,417    $11,025    $ 9,618    $ 7,754
                                                  =======    =======    =======    =======    =======
PER COMMON SHARE DATA
  Fully diluted net income.....................    $ 1.60     $ 1.50     $ 1.34     $ 1.18     $  .96
  Cash dividends...............................       .44        .36        .32        .30        .28
  Book value at year end.......................     12.19      10.50       9.57       8.48       7.55
  Market price at year end.....................     19.25      16.50      16.00      13.25      10.25
FINANCIAL RATIOS
  Net interest margin (TE).....................      4.58%      4.90%      4.82%      4.82%      4.99%
  Return on average assets.....................      1.31       1.39       1.33       1.30       1.20
  Return on average shareholders' equity.......     15.10      15.81      15.77      15.48      13.92
  Dividend payout ratio........................     26.27      22.93      22.73      24.44      28.28
  Average equity to average assets.............      8.65       8.78       8.45       8.37       8.65
  Tangible capital to total assets.............      7.75       7.41       7.87       7.48       8.12
  Total capital to risk-adjusted assets........     14.66      13.73      14.45      12.86      13.82
LOAN QUALITY
  Net charge-offs (recoveries) to average
     loans.....................................       .08%      (.03)%      .13%      (.09)%      .19%
  Allowance for loan losses to loans...........      1.49       1.66       1.68       1.70       1.33
  Nonperforming loans to loans.................       .85       1.04       1.03       1.48       1.80
  Nonperforming assets to loans plus OREO......       .98       1.15       1.15       1.61       2.03
YEAR END BALANCES (in millions)
  Total assets.................................    $1,066       $953       $834       $824       $653
  Net loans....................................       561        516        448        448        381
  Total deposits...............................       915        824        727        729        568
  Total shareholders' equity...................        97         83         75         66         59
AVERAGE BALANCES (in millions)
  Total assets.................................    $1,018       $895       $827       $742       $644
  Total loans..................................       545        489        454        421        384
  Total deposits...............................       877        776        724        649        560
  Total shareholders' equity...................        88         79         70         62         56

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Heritage Financial Services, Inc. and subsidiaries (the "Company") for the years ended December 31, 1995, 1994 and 1993. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

     On July 8, 1994, the Company acquired all of the common stock of Midlothian State Bank ("Midlothian") for $16.5 million in cash. At the date of acquisition Midlothian had total assets of $116 million. Midlothian was merged into Heritage Bank in October 1994. The acquisition was accounted for as a purchase and, accordingly, Midlothian's results of operations have been included in the consolidated statements of income since the acquisition date.

OVERVIEW

     In 1995 the Company achieved record net income and earnings per share. For the year, net income was $13.3 million, up 7% from $12.4 million in 1994. In 1994 net income increased 13% from $11.0 million in 1993. Fully diluted net income per share was $1.60 compared with $1.50 in 1994 and $1.34 in 1993. The Company's return on average assets in 1995 was 1.31%, compared to 1.39% in 1994 and 1.33% in 1993. The return on average equity was 15.10% in 1995 compared to 15.81% in 1994 and 15.77% in 1993.

     The growth in earnings in 1995 was primarily due to an increase in net interest income and a reduction in FDIC deposit insurance premiums. The improvement in net interest income was attributable to the increases in the volumes of earning assets and interest-bearing liabilities, reflecting strong internal growth during the year. A decline in the net interest spread partially offset the positive impact of volume growth.

     In 1994 the growth in net interest income and containment of operating expenses were the major factors contributing to the increase in net income. The increase in net interest income was due to the growth in the volumes of earning assets and interest-bearing liabilities. The growth in volume was primarily due to the additional earning assets and interest-bearing liabilities from Midlothian.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     The largest source of operating revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates. The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.

     For purposes of this discussion and analysis, the interest earned on tax-exempt assets is adjusted to an amount comparable to interest subject to normal income taxes. The adjustment is referred to as the tax equivalent ("TE") adjustment.

     The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (in thousands):

TABLE 1 DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
          INTEREST, RATES AND NET YIELDS

                                        1995                           1994                           1993
                            ----------------------------    ---------------------------    ---------------------------
                             AVERAGE                        AVERAGE                        AVERAGE
                             BALANCE     INTEREST   RATE    BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE
                            ----------   --------   ----    --------   --------   -----    --------   --------   -----
ASSETS
Federal funds sold and
  interest-bearing
  deposits................. $   40,761   $  2,378   5.83%   $ 45,147   $  1,926    4.27%   $ 31,051   $    921    2.97%

Taxable securities.........    287,951     18,881   6.56     233,642     12,844    5.50     221,488     12,021    5.43
Non-taxable
  securities(1)............     72,482      6,838   9.43      63,178      6,443   10.20      60,136      6,173   10.27
                            ----------    -------           --------    -------            --------    -------
  Total securities.........    360,433     25,719   7.14     296,820     19,287    6.50     281,624     18,194    6.46
Loans(2):
  Commercial and
    industrial(1)..........    136,339     13,057   9.58     132,852     11,136    8.38     135,983     10,622    7.81
  Real estate(1)...........    318,413     27,380   8.60     281,981     24,231    8.59     267,231     24,019    8.99
  Consumer.................     89,986      8,122   9.03      74,465      6,240    8.38      50,459      4,266    8.45
                            ----------    -------           --------    -------            --------    -------
    Total loans............    544,738     48,559   8.91     489,298     41,607    8.50     453,673     38,907    8.58
                            ----------    -------           --------    -------            --------    -------
    Total earning assets...    945,932     76,656   8.10     831,265     62,820    7.56     766,348     58,022    7.57
                                          -------                       -------                        -------
Cash and due from banks....     37,149                        35,156                         31,931
Other assets(3)............     34,990                        28,491                         29,203
                            ----------                      --------                       --------
    Total assets........... $1,018,071                      $894,912                       $827,482
                            ==========                      ========                       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts............. $   76,245   $  1,631   2.14%   $ 74,294   $  1,596    2.15%   $ 66,615   $  1,766    2.65%
  Money market accounts....     85,096      3,421   4.02      70,289      2,029    2.89      77,674      2,202    2.83
  Saving deposits..........    209,799      6,256   2.98     235,481      6,623    2.81     220,682      6,884    3.12
  Time deposits............    361,911     20,208   5.58     261,382     10,961    4.19     239,663      9,811    4.09
                            ----------    -------           --------    -------            --------    -------
    Total interest-bearing
      deposits.............    733,051     31,516   4.30     641,446     21,209    3.31     604,634     20,663    3.42
Securities sold under
  agreements to
  repurchase...............     41,749      1,661   3.98      30,284        710    2.34      23,944        338    1.41
Notes payable..............      2,689        187   6.95       3,130        197    6.29       2,862        121    4.23
                            ----------    -------           --------    -------            --------    -------
    Total interest-bearing
      liabilities..........    777,489     33,364   4.29     674,860     22,116    3.28     631,440     21,122    3.35
                                          -------                       -------                        -------
Demand deposits............    144,388                       134,286                        119,241
Other liabilities..........      8,175                         7,234                          6,875
Shareholders' equity.......     88,019                        78,532                         69,926
                            ----------                      --------                       --------
    Total liabilities and
      shareholders'
      equity............... $1,018,071                      $894,912                       $827,482
                            ==========                      ========                       ========
    Net interest income....              $ 43,292                      $ 40,704                       $ 36,900
                                          =======                       =======                        =======
Net interest spread........                         3.81%                          4.28%                          4.22%
Impact of non-interest
  bearing funds............                          .77%                           .62%                           .60%
                                                    ----                          -----                          -----
Net yield on interest
  earning assets...........                         4.58%                          4.90%                          4.82%
                                                    ====                          =====                          =====

-------------------------
(1) Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 35%.

(2) Includes fees on loans of $1,187 in 1995, $1,090 in 1994, and $1,175 in
    1993.

(3) For presentation purposes in this table, other assets includes nonaccrual loans, the allowance for loan losses and, in 1995 and 1994, the net unrealized gain (loss) on securities available-for-sale.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the past two years (in thousands):

TABLE 2 ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                             1995 COMPARED TO 1994             1994 COMPARED TO 1993
                                          ----------------------------      ---------------------------
                                              CHANGE IN                         CHANGE IN
                                           INTEREST DUE TO                   INTEREST DUE TO
                                          -----------------     TOTAL       -----------------    TOTAL
                                          VOLUME     RATE      CHANGE       VOLUME     RATE      CHANGE
                                          ------    -------    -------      ------    -------    ------
EARNING ASSETS:
  Federal funds sold and
     interest-bearing deposits.........   $ (202)   $   654    $   452      $  511    $   494    $1,005
  Taxable securities...................    3,270      2,767      6,037         452        371       823
  Non-taxable securities(1)............      901       (506)       395         310        (40)      270
                                          ------    -------    -------      ------    -------    ------
       Total securities................    4,171      2,261      6,432         762        331     1,093
                                          ------    -------    -------      ------    -------    ------
  Loans:
     Commercial and industrial(1)......      299      1,622      1,921        (249)       763       514
     Real estate(1)....................    3,035        114      3,149       1,309     (1,097)      212
     Consumer..........................    1,374        508      1,882       2,012        (38)    1,974
                                          ------    -------    -------      ------    -------    ------
       Total loans.....................    4,708      2,244      6,952       3,072       (372)    2,700
                                          ------    -------    -------      ------    -------    ------
       Total interest income...........    8,677      5,159     13,836       4,345        453     4,798
                                          ------    -------    -------      ------    -------    ------
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
     NOW accounts......................       42         (7)        35         189       (359)     (170)
     Money market accounts.............      486        906      1,392        (213)        40      (173)
     Savings deposits..................     (750)       383       (367)        443       (704)     (261)
     Time deposits.....................    4,990      4,257      9,247         902        248     1,150
                                          ------    -------    -------      ------    -------    ------
       Total interest-bearing
          deposits.....................    4,768      5,539     10,307       1,321       (775)      546
  Securities sold under agreements to
     repurchase........................      335        616        951         106        266       372
  Notes payable........................      (29)        19        (10)         27         49        76
                                          ------    -------    -------      ------    -------    ------
       Total interest expense..........    5,074      6,174     11,248       1,454       (460)      994
                                          ------    -------    -------      ------    -------    ------
       Net interest income.............   $3,603    $(1,015)   $ 2,588      $2,891    $   913    $3,804
                                          ======    =======    =======      ======    =======    ======

-------------------------
(1) Interest income is presented on a tax equivalent basis assuming a federal income tax rate of 35%.

     On a tax equivalent basis, net interest income increased $2.6 million, or 6% in 1995, compared to an increase of $3.8 million, or 10% in 1994. As set forth in Table 2, the improvement in net interest income in 1995 was due to increases in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates. In 1994 the increase in net interest income was largely due to the increases in the volume of earning assets and interest-bearing liabilities. To a lesser extent, changes in interest rates in 1994 also contributed to the growth in net interest income.

     In 1995 average earning assets increased by $115 million, or 14%, and average interest-bearing liabilities increased $103 million, or 15%, compared with 1994 (Table 1). The higher volumes of earning assets and interest-bearing liabilities were primarily the result of strong deposit growth in 1995. In 1994 average earning assets increased by $65 million, or 8%, and average interest-bearing liabilities increased $43 million, or 7%, compared with 1993. Growth in the volume of earning assets and interest-bearing liabilities was primarily attributable to the acquisition of Midlothian in July. As a percentage of average earning assets, the level of average interest-bearing liabilities was 82.2% in 1995 compared to 81.2% in 1994 and 82.4% in 1993.

     The mix of average earning assets remained relatively unchanged in 1995 and 1994. As a percentage of average earning assets, average loans decreased slightly from 59.2% in 1993 to 57.6% in 1995 while average securities increased from 36.7% in 1993 to 38.1% in 1995. The decrease in average loans primarily reflects a relatively faster rate of growth in deposits versus loans. While the composition of earning assets remained fairly constant, the mix of interest-bearing liabilities has changed. As a percentage of average interest-bearing liabilities, average time deposits increased from 38.0% in 1993 to 46.5% in 1995 while average savings decreased from 34.9% in 1993 to 27.0% in 1995. The shift in funding sources was primarily due to a 250 basis point increase in short-term market interest rates in 1994 and early 1995. The overall rise in market rates caused the Company as well as other financial institutions to raise rates paid on time deposits. As a result, the interest rate differential between savings and time deposits widened, and customers transferred funds from savings to time deposits. Considering the current level of interest rates offered on time deposits, the Company believes that further shifting of savings deposits may occur which would increase the cost of its interest-bearing liabilities.

     On a tax equivalent basis, the net interest spread decreased to 3.81% in 1995 compared to 4.28% in 1994. The change in the net interest spread reflected an increase of .54% in the yield on average earning assets that was more than offset by an increase of 1.01% in the rate paid on interest-bearing liabilities. The increase in the yield on earning assets primarily reflected higher rates earned on new loans and securities and rate sensitive assets such as federal funds sold, adjustable-rate securities and floating rate loans. Higher rates paid on interest-bearing liabilities were primarily due to increases in interest rates paid on time deposits, money market accounts and short-term borrowings. Changes in the deposit mix and premium rates paid on short-term time deposit promotions also contributed to the increase in funding costs in 1995.

     Another factor causing the decrease in the net interest spread in 1995 was the flattening of the treasury yield curve. As the yield curve flattens, the spreads between long-term and short-term market interest rates compress. Generally a flattening yield curve reduces the interest spreads earned on new loans and securities compared to the cost of funds sold. Interest-bearing liabilities are affected less since a portion of these liabilities reprice off the short end of the yield curve. Based on current economic conditions and levels of market interest rates, a flat yield curve environment may continue which could further compress the net interest spreads.

     In 1994 the tax equivalent net interest spread increased to 4.28% compared to 4.22% in 1993. As interest rates increased in 1994, the volume and extent of repricing earning assets were greater than interest-bearing liabilities which favorably impacted the net interest spread. The change in the net interest spread reflected a decrease of .01% in the yield on earning assets compared to a
 .07% decrease in the rate paid on interest-bearing liabilities. The lower yield on earning assets reflected higher rates earned on interest sensitive assets, such as prime floating loans, adjustable-rate securities and federal funds sold, which was more than offset by lower rates earned on real estate loans. The decrease in the rate paid on interest-bearing liabilities generally reflected lower interest rates paid on savings and NOW accounts, partially offset by higher costs for time deposits and short-term borrowings.

PROVISION FOR LOAN LOSSES

     The provision for loan losses in 1995 was $200,000 compared to $90,000 in 1994 and $500,000 in 1993. The higher provision in 1995 primarily resulted from an increase in net charge-offs during the year. In 1994 the decrease in the provision was due to favorable net charge-off experience and reductions in potential risks associated with nonperforming loans. For information on loss experience and nonperforming loans see the "Nonperforming Assets" and "Allowance for Loan Losses and Impaired Loans" sections below.

OTHER INCOME

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

TABLE 3 OTHER INCOME

                                                                                         $ CHANGE
                                                                                        FROM PRIOR
                                                                                           YEAR
                                                                                       -------------
                                                          1995      1994      1993     1995     1994
                                                         ------    ------    ------    ----     ----
Service charges on deposits...........................   $4,097    $3,832    $3,860    $265     $(28)
Income for trust services.............................      737       707       681      30       26
Investment product fees...............................      909       939       522     (30)     417
Other operating income................................    1,005       997     1,021       8      (24)
Securities gains......................................      223        12        17     211       (5)
                                                         ------    ------    ------    ----     ----
     Total other income...............................   $6,971    $6,487    $6,101    $484     $386
                                                         ======    ======    ======    ====     ====

     Service charges on deposits, the primary component of other income, increased 7% in 1995 compared to a decrease of 1% in 1994. The increase in service charge income in 1995 was primarily due to the additional fee income of Midlothian. In 1994 the decrease in income was due to increased earnings credits on commercial checking accounts which resulted in a reduction of service charges collected. In 1994 the Company also began to offer service charge discounts to retail depositors in exchange for truncation of checks. While lower service charge revenue was recognized, postage and other expenses related to the distribution of customer statements was also reduced. These decreases in service charges more than offset the additional service fee income of Midlothian.

     Income from trust services increased 4% in both 1995 and 1994 reflecting the continued growth of employee benefit plans and other asset management accounts serviced by Heritage Trust Company. At December 31, 1995, total customer trust assets were approximately $152 million.

     Income from investment product fees is derived from sales of third-party mutual funds and annuities through arrangements with licensed broker-dealers. In 1995 fees declined 3% reflecting a lower volume of product sales. In 1994 higher fees were due to increased customer demand and an expansion of product offerings.

     Net securities gains in 1995 were $223,000 compared to net gains of $12,000 in 1994 and $17,000 in 1993. In 1995 the Company realized gains of $177,000 from the sale of $8 million of adjustable-rate mortgage pools classified as available-for-sale. These securities were sold to reduce potential prepayment risk of pools that were scheduled to reprice. The Company also realized net gains of $46,000 from calls of municipal securities. In 1994 and 1993 securities gains were limited to calls of municipal securities.

OTHER EXPENSE

     The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with the day-to-day operations of the Company. In general, the increases in most expense categories in 1995 and 1994 were attributable to Midlothian. However, the growth of operating expenses has been contained in part due to the realization of certain economies of scale from the Midlothian acquisition and management's ongoing efforts to reduce costs through investments in technology and competitive bidding.

     The following table sets forth the major components of other expense for the last three years (in thousands):

TABLE 4 OTHER EXPENSES

                                                                                      $ CHANGE
                                                                                   FROM PRIOR YEAR
                                                                                  -----------------
                                               1995        1994        1993        1995       1994
                                              -------     -------     -------     ------     ------
Salaries and employee benefits............    $15,146     $14,373     $13,234     $  773     $1,139
Net occupancy expense.....................      2,618       2,395       2,153        223        242
Equipment expense.........................      1,569       1,550       1,384         19        166
Data processing expense...................        817         750         775         67        (25)
Federal deposit insurance premiums........        958       1,683       1,539       (725)       144
Amortization of intangible assets.........      1,613       1,374       1,113        239        261
Stationery and supplies...................        700         616         558         84         58
Legal and professional fees...............        681         561         541        120         20
Marketing and promotion...................        528         389         329        139         60
Other operating expenses..................      3,040       2,527       2,594        513        (67)
                                              -------     -------     -------     ------     ------
  Total other expense.....................    $27,670     $26,218     $24,220     $1,452     $1,998
                                              =======     =======     =======     ======     ======

     Salaries and employee benefits, the largest component of other expense, increased 5% in 1995 compared to 9% in 1994. The increases in both years were primarily attributable to the additional expenses of Midlothian and annual merit increases paid to employees. In 1995 higher expenses were partially offset by a decrease in profit sharing expense, reflecting a lower contribution rate. In 1994 higher costs also resulted from increases in profit sharing benefits and payroll taxes. At December 31, 1995, the number of full-time equivalent ("FTE") employees totaled 434 compared to 440 and 377 at December 31, 1994 and 1993, respectively. The increase in the number of FTE employees in 1994 was primarily due to the additional employees of Midlothian.

     Occupancy expense increased 9% in 1995 and 11% in 1994. Higher costs in both years primarily resulted from the additional expenses of Midlothian. The increase in 1995 expense was also attributable to higher utility costs and the costs of the Monee branch which opened in August 1995. In 1994 the growth in occupancy expense was also due to higher real estate taxes.

     Data processing expense increased 9% in 1995 compared to a decrease of 3% in 1994. Higher expense in 1995 reflected general price increases in third-party data processing services and the additional costs to process Midlothian activity. In 1994 the Company purchased equipment that resulted in the elimination of third-party costs associated with printing and records maintenance. The decrease in these costs was partially offset by additional expenses of Midlothian, which was merged into Heritage Bank in October 1994. Prior to the conversion Midlothian operated its own in-house data processing system.

     Equipment expense increased 1% in 1995 and 12% in 1994. The slight increase in 1995 expense reflected an increase in depreciation expense partially offset by lower maintenance and rental costs associated with Midlothian's data processing system. In 1995 the board of directors approved the purchase of a bank-wide platform system at a cost of approximately $770,000. The additional equipment and software will be installed by mid-1996 and will be depreciated over a period of five years. The new system is designed to increase operating efficiencies and productivity and enhance customer service and sales.

     The significant decrease in deposit insurance expense in 1995 was due to a reduction in the FDIC assessment rate from 23 cents to 4 cents per $100 of deposits as of June 1, 1995. In 1994 and 1993 deposit insurance premiums were assessed at the rate of 23 cents per $100 of deposits.

     The increases in the amortization of intangible assets in 1995 and 1994 resulted from the acquisition of Midlothian. Legal and professional fees were higher in 1995 due to additional legal costs associated with the Company's pending litigation. The increase in marketing and promotion expense in 1995 was primarily attributable to increased advertising of loan and deposit promotions.

     The growth in other operating expenses in 1995 was primarily due to increases of $140,000 in loan servicing and OREO expenses, $157,000 in communication and postage expenses and $49,000 in employee training costs. In 1994 the modest increase in other operating expenses was generally effected by the reduction or elimination of duplicate operating costs from Midlothian. The growth in expenses also reflected decreases of $116,000 in loan servicing and OREO expenses and $54,000 in corporate insurance premiums.

INCOME TAXES

     Income tax expense increased $499,000 in 1995 and $1,311,000 in 1994. The Company's effective tax rate (income tax expense divided by income before taxes) was 32.2% in 1995, 31.9% in 1994 and 29.0% in 1993. Higher income tax expense in both years was principally due to the increases in pre-tax earnings. In 1994 the increase in taxes was also the result of a decline in the amount of federal and state tax-exempt interest income.

ANALYSIS OF BALANCE SHEETS

LOANS

     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

TABLE 5 COMPOSITION OF LOANS

                                                                         DECEMBER 31
                             ----------------------------------------------------------------------------------------------------
                                   1995                 1994                 1993                 1992                 1991
                             ----------------     ----------------     ----------------     ----------------     ----------------
                                        % OF                 % OF                 % OF                 % OF                 % OF
                              AMOUNT    TOTAL      AMOUNT    TOTAL      AMOUNT    TOTAL      AMOUNT    TOTAL      AMOUNT    TOTAL
                             --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
Commercial and               $130,508     23%     $124,351     24%     $127,499     28%     $133,198     29%     $137,298     36%
  industrial...............
Commercial real estate.....   145,080     25       142,833     27       138,471     30       126,353     28       116,339     30
Construction...............     8,645      2         6,096      1         5,055      1         8,004      2         6,646      2
Residential real estate....   200,323     35       162,246     31       133,178     29       137,431     30        74,833     19
Home equity................    73,525     13        72,394     13        33,132      7        29,908      6        18,233      5
Other consumer.............    13,782      2        20,078      4        19,824      5        21,466      5        32,344      8
                             --------   ----      --------   ----      --------   ----      --------   ----      --------   ----
  Total....................  $571,863    100%     $527,998    100%     $457,159    100%     $456,360    100%     $385,693    100%
                             ========   ====      ========   ====      ========   ====      ========   ====      ========   ====

     The Company's primary organizational emphasis is commercial lending. A majority of the commercial loan portfolio represents loans to small and mid-size companies in businesses such as light manufacturing, wholesale, distribution and other service operations. Commercial and industrial loans consist primarily of secured loans made for business working capital and purchases of inventory and equipment. Commercial real estate loans generally represent intermediate-term mortgages (five to ten years) made to finance owner-occupied property, plant expansion or the acquisition of income-producing property. While most of the Company's commercial borrowers operate in the southwest suburbs of Chicago, a number of these customers conduct business nationally.

     Combined, commercial and industrial, commercial real estate and construction loans increased $11 million or 4% in 1995 compared to an increase of $2 million or 1% in 1994. The increase in the commercial portfolio was generally due to lower interest rates, stronger economic conditions and continued development within the markets the Company serves. However, increased competition and aggressive pricing by competitors have tempered the growth of commercial loans.

     Residential real estate loans primarily represent single-family, first mortgages with intermediate terms secured by properties primarily located in the Company's general market area. In 1995 this portfolio increased $38 million or 23% compared to $29 million or 22% in 1994. The growth in residential real estate loans in 1995 was primarily due to management's decision to increase the level of fixed-rate assets in light of the Company's asset/liability mix and interest rate sensitivity position. A majority of the new loans originated in 1995 were 15-year conventional loans and 30-year bi-weekly loans. In 1994 the increase in residential real estate loans includes approximately $28 million of loans acquired with Midlothian.

     Home equity loans represent second mortgages secured by residential real estate properties primarily located in Cook County and the adjacent collar counties. At December 31, 1995, approximately $23 million, or 31%, of home equity loans are floating rate advances under equity lines of credit. The remaining balance of the portfolio consists of fixed-rate installment loans with terms of five to 15 years. The growth in home equity loans in 1994 includes approximately $36 million of fixed-rate equity loans acquired with Midlothian.

     The maturity distribution and interest rate sensitivity of commercial and industrial, commercial real estate and construction loans at December 31, 1995 are set forth below (in thousands):

TABLE 6 LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

                                                                      MATURITY(1)
                                                    ------------------------------------------------
                                                     WITHIN                      AFTER
                                                    1 YEAR(2)     1-5 YEARS     5 YEARS      TOTAL
                                                    ---------     ---------     -------     --------
Commercial and industrial........................   $  82,660     $  42,241     $ 5,607     $130,508
Commercial real estate...........................      23,767       101,573      19,740      145,080
Construction.....................................       8,645            --          --        8,645
                                                     --------      --------     -------     --------
     Total.......................................   $ 115,072     $ 143,814     $25,347     $284,233
                                                     ========      ========     =======     ========
Fixed rate loans.................................   $  41,324     $ 126,866     $19,305     $187,495
Variable rate loans..............................      73,748        16,948       6,042       96,738
                                                     --------      --------     -------     --------
     Total.......................................   $ 115,072     $ 143,814     $25,347     $284,233
                                                     ========      ========     =======     ========

-------------------------
(1) Based on scheduled principal repayments.

(2) Includes demand loans, past due loans and overdrafts.

NONPERFORMING ASSETS

     Nonperforming assets include nonaccrual loans, loans where scheduled payments are 90 days or more past due and other real estate owned. The Company places loans on nonaccrual status when management believes, after considering the borrower's financial condition and other relevant factors, that future collection of principal or interest in accordance with contractual terms may be doubtful. Loans 90 days or more past due are transferred to nonaccrual status unless they are well secured and in the process of collection. Other real estate owned includes properties acquired through foreclosure or deed in lieu of foreclosure. The properties are recorded at the lower of the book value of the loan or fair value, less estimated costs to sell.

     The following table sets forth the aggregate amount of the Company's nonperforming assets for the last five years (in thousands):

TABLE 7 NONPERFORMING ASSETS

                                                                     DECEMBER 31
                                                  --------------------------------------------------
                                                   1995       1994       1993       1992       1991
                                                  ------     ------     ------     ------     ------
Nonaccrual loans...............................   $3,919     $4,272     $4,299     $5,999     $4,375
Loans past due 90 days or more.................      938      1,201        409        731      2,551
                                                  ------     ------     ------     ------     ------
     Total nonperforming loans.................    4,857      5,473      4,708      6,730      6,926
Other real estate owned........................      760        563        524        602        930
                                                  ------     ------     ------     ------     ------
     Total nonperforming assets................   $5,617     $6,036     $5,232     $7,332     $7,856
                                                  ======     ======     ======     ======     ======
Restructured loans.............................       --     $  582         --         --         --
                                                  ======     ======     ======     ======     ======
Nonperforming loans to loans...................     .85%      1.04%      1.03%      1.48%      1.80%
Nonperforming assets to loans plus OREO........     .98%      1.15%      1.15%      1.61%      2.03%

     The largest nonperforming loan at December 31, 1995 is a nonaccrual loan secured by vacant land in the amount of $498,000. The borrower is in the process of selling the vacant parcels for residential real estate construction. Proceeds from the sale of lots are partially applied to the nonaccrual loan balance. The composition of the remaining nonperforming loans primarily consists of loans secured by local commercial real estate or residential real estate of which no single loan exceeds $350,000. Other real estate owned primarily consists of residential real estate. At December 31, 1995, the largest OREO property was a residential property with a carrying value of $263,000.

     Restructured loans at December 31, 1994 consisted of two loans totaling $582,000. The loans are currently in compliance with their modified terms and are on full accrual status. In addition to the loans classified as nonperforming at December 31, 1995 other loans with a total principal balance of approximately $3.3 million were identified by management to be possible problem loans. While these borrowers are in compliance with present repayment terms, their financial conditions have caused management to believe that their loans may result in classification as past due or nonaccrual loans at some future time. These loans have been considered in the evaluation and recognition of impaired loans described below.

     At December 31, 1995, the Company has a tax-exempt obligation with a carrying value of $351,000 (par value $450,000) which is currently in default as to required interest payments. In 1992, the Company recorded a partial write-down of $180,000 on this security due to a market value decline which was deemed to be other than temporary. Interest income on this security is recognized on a cash basis.

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The allowance for loan losses is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the Company's loan portfolio. On a quarterly basis, management assesses the adequacy of the allowance for loan losses. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan delinquency levels and trends, loan portfolio growth and reviews of impaired loans and the value of underlying collateral securing these loans. A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate, but not excessive, based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of previously charged-off loans are credited back to the allowance. The following table summarizes the changes in the allowance for loan losses for the last five years (in thousands):

TABLE 8 ALLOWANCE FOR LOAN LOSSES

                                                   1995       1994       1993       1992       1991
                                                  ------     ------     ------     ------     ------
Balance at beginning of period.................   $8,720     $7,655     $7,755     $5,127     $4,393
Allowance of acquired banks....................       --        850         --      1,598         --
                                                  ------     ------     ------     ------     ------
Provision for loan losses......................      200         90        500        650      1,475
                                                  ------     ------     ------     ------     ------
Loans charged off:
  Commercial and industrial....................      348        100        571        444        474
  Commercial real estate.......................      351        182        310        129        585
  Construction.................................       --         --         --         --         --
  Residential real estate......................       61        127         96        229        371
  Home equity..................................       52         23         18         11         43
  Other consumer...............................       53        108        112        182        174
                                                  ------     ------     ------     ------     ------
     Total charge-offs.........................      865        540      1,107        995      1,647
                                                  ------     ------     ------     ------     ------
Recoveries on loans previously charged off:
  Commercial and industrial....................      234         97        379        321        540
  Commercial real estate.......................       36        477         35        903        265
  Construction.................................       --         --         --         --         --
  Residential real estate......................      111         43         32         55          3
  Home equity..................................       --         --         --         --         --
  Other consumer...............................       41         48         61         96         98
                                                  ------     ------     ------     ------     ------
     Total recoveries..........................      422        665        507      1,375        906
                                                  ------     ------     ------     ------     ------
     Net charge-offs (recoveries)..............      443       (125)       600       (380)       741
                                                  ------     ------     ------     ------     ------
Balance at end of period.......................   $8,477     $8,720     $7,655     $7,755     $5,127
                                                  ======     ======     ======     ======     ======
Net charge-offs (recoveries) to average
  loans........................................      .08%      (.03)%      .13%      (.09)%      .19%
Allowance for loan losses to loans.............     1.49%      1.66%      1.68%      1.70%      1.33%
Allowance for loan losses to nonperforming
  loans........................................      175%       159%       163%       115%        74%

     For many years the Company has minimized credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. Loans and lines of credit over $2 million are reviewed and approved by the executive committee of the Bank's board of directors. The Company's loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. The Bank's loan review committee meets monthly to assess delinquent and problem loans and develop collection strategies to minimize potential loan losses. On a monthly basis, the board of directors reviews the status of problem loans. In addition to internal policies and controls, regulatory authorities and the Company's independent auditors periodically review asset quality and the overall adequacy of the allowance for loan losses as integral parts of their examinations.

     The Company has generally recorded lower loan loss provisions over the past three years due to improvements in loan quality, reductions in potential risks associated with nonperforming loans and favorable net charge-off experience. The loan loss provisions in 1992 and 1994 were also influenced by large recoveries of previously charged-off commercial real estate loans. Excluding the large recoveries, the Company's net charge-off ratios would have been .12% in 1992 and
 .06% in 1994. While the amount of net charge-offs increased in 1995 versus 1994, it is still relatively low when compared to the overall growth in the loan portfolio and prior loss experience.

     At December 31, 1995, the allowance for loan losses as a percentage of loans was 1.49% compared to 1.66% at year-end 1994. The decrease in the level of the allowance was primarily due to the growth in the loan portfolio since December 31, 1994. As a percentage of nonperforming loans, the allowance increased to 175% at December 31, 1995 compared to 159% at December 31, 1994. The increase in the allowance coverage of nonperforming loans was due to the reduction in the balance of nonperforming loans at December 31, 1995.

     The following table sets forth an allocation of the Company's allowance for loan losses for the last five years (in thousands):

TABLE 9 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES(1)

                                                                     DECEMBER 31
                                                  --------------------------------------------------
                                                   1995       1994       1993       1992       1991
                                                  ------     ------     ------     ------     ------
Commercial and industrial......................   $2,077     $2,570     $2,905     $3,105     $2,477
Commercial real estate.........................    4,100      4,500      3,300      3,000      1,600
Construction...................................       --         --         --         --         --
Residential real estate........................    1,550      1,100      1,100      1,300        700
Home equity and other consumer.................      750        550        350        350        350
                                                  ------     ------     ------     ------     ------
  Total........................................   $8,477     $8,720     $7,655     $7,755     $5,127
                                                  ======     ======     ======     ======     ======

-------------------------
(1) See Table 5 for the percentage of each loan category to total loans.

     At December 31, 1995, changes in the allocation of the allowance to individual loan categories were primarily the result of the growth in loan portfolios, changes in management's risk assessment and assignment of unallocated reserves and the adoption of the new impaired loan accounting standard. Notwithstanding management's allocation of the allowance, the entire allowance for loan losses is available to absorb losses in any particular category of loans.

Impaired Loans

     In 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS 114 requires the Company to establish a valuation allowance when it is probable that all principal and interest due under the contractual terms of a loan will not be collected. Under the Company's impaired loan accounting policy, all loans, except for home equity loans and other consumer loans, are subject to impairment recognition on a quarterly basis. The Company generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Loan impairment is measured based on the present value of expected future cash flows or the fair value of collateral if the loan is collateral dependent. The new accounting method differs from the

Company's prior policy by requiring that a valuation allowance be established for uncollectible interest in addition to the principal amounts of impaired loans. The adoption of SFAS 114 and 118 did not have a material effect on the Company's financial position or results of operations since the Company historically established valuation allowances based on a problem loan's expected cash flows or the fair value of underlying collateral.

     The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 1995 (in thousands):

TABLE 10 IMPAIRED LOANS

                                                             AMOUNT OF IMPAIRED LOANS
                                                        -----------------------------------
                                                        NO VALUATION    VALUATION              AMOUNT OF
                                                         ALLOWANCE      ALLOWANCE              VALUATION
                                                          REQUIRED      REQUIRED     TOTAL     ALLOWANCE
                                                        ------------    ---------    ------    ---------
Commercial and industrial............................      $  271        $   796     $1,067      $ 285
Commercial real estate...............................       3,312          1,410      4,722        486
Residential real estate..............................       1,104            134      1,238         51
                                                           ------         ------     ------       ----
  Total impaired loans...............................      $4,687        $ 2,340     $7,027      $ 822
                                                           ======         ======     ======       ====

     Of the total amount of impaired loans, $3,986,000 were measured using the present value of expected future cash flows and $3,041,000 were measured based on the fair value of collateral. The average recorded investment in impaired loans for the year ended December 31, 1995 was approximately $7,357,000. Interest income recognized on impaired loans totaled $311,000.

     The amount of impaired loans is not directly comparable with the amount of nonperforming loans previously disclosed in Table 7. The primary differences between nonperforming loans and impaired loans are: i.) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial real estate loans and residential real estate loans; and ii.) impaired loan recognition considers not only loans 90 days or more past due and nonaccrual loans but also may include possible problem loans other than delinquent loans. Included in the total balance of impaired loans at December 31, 1995 were $334,000 of loans 90 days or more past due and $3,423,000 of nonaccrual loans.

SECURITIES

     The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the year-end carrying values of securities for the last three years (in thousands):

TABLE 11 COMPOSITION OF SECURITIES

                                                                     DECEMBER 31
                                            -------------------------------------------------------------
                                                  1995                  1994                  1993
                                            -----------------     -----------------     -----------------
                                                        % OF                  % OF                  % OF
                                             AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL
                                            --------    -----     --------    -----     --------    -----
Mortgage-backed securities:
  REMICs and CMOs........................   $121,695      29%     $ 67,361      22%     $105,916      37%
  Pass-through obligations and pools.....     61,359      15        52,338      17        31,312      11
  Adjustable-rate mortgage pools.........     93,198      22        86,541      28        52,737      18
State and municipal securities...........     97,807      24        60,190      20        63,455      22
Asset-backed securities..................     34,511       8        31,278      10        31,469      11
Other securities.........................      7,045       2        10,580       3         4,414       1
                                            --------     ---      --------     ---      --------     ---
     Total securities....................   $415,615     100%     $308,288     100%     $289,303     100%
                                            ========     ===      ========     ===      ========     ===

     Mortgage-backed securities consist of mortgage pass-through securities directly or implicitly backed by the full faith and credit of the United States government. A majority of mortgage-backed securities represent investments in fixed-rate, current pay tranches of real estate mortgage investment conduits ("REMICs") and collateralized mortgage obligations ("CMOs"). Asset-backed securities generally represent interests in pools of short-term loans or receivables, such as auto, home equity and credit card loans. All asset-backed securities are AAA rated bonds with weighted average maturities of one to four years.

     For the past three years the Company has emphasized investments in fixed-rate and adjustable-rate mortgage-backed securities based on the relative yield advantage of such securities over other investment alternatives with similar maturity characteristics. At December 31, 1995, mortgage-backed securities comprised 66% of total securities compared to 67% in 1994 and 66% in 1993. In 1993 and 1994 the Company diversified the mix and repricing characteristics of the mortgage-backed portfolio by purchasing adjustable-rate mortgage ("ARM") pools. As market interest rates increased throughout 1994, the Company limited the purchases of fixed-rate CMOs and REMICs. The growth in mortgage-backed pass-through obligations in 1994 reflects approximately $19 million of securities acquired with Midlothian. As market interest rates stabilized in 1995, the Company shifted its emphasis back to fixed-rate CMOs and REMICs with average lives ranging from three to six years. In 1995 the Company also purchased a number of bank-qualified tax-exempt securities with maturities primarily ranging from seven to 10 years.

     In 1994 the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that all debt and equity securities be classified as held-to-maturity, available-for-sale or trading. Securities the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities that may be sold as part of liquidity management, interest rate risk strategies or in response to or in anticipation of changes in interest rates and prepayment risk, or for other similar factors, are classified as available-for-sale.

     On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report on the implementation of SFAS 115. As part of the application of the Special Report, companies were allowed a one-time opportunity to reclassify securities, including securities classified as held-to-maturity. In accordance with the Special Report, the Company transferred all of its taxable securities classified as held-to-maturity at December 31, 1995 to available-for-sale. The transfer was made to provide greater flexibility in managing the investment portfolio. At the date of transfer, the securities had an aggregate market value of $207 million and an unrealized gain of $1.9 million. In the future the Company intends to classify taxable securities as available-for-sale and tax-exempt securities as held-to-maturity. At December 31, 1995, $318 million or 77% of the securities portfolio was classified as available-for-sale. The net unrealized gain on these securities was $2.7 million.

     At December 31, 1995, concentrations of securities of a single issuer consisted of investments in tax-exempt obligations issued by the Village of Alsip. The amortized cost and market value of these securities were $8,611,000 and $9,140,000, respectively. In addition to securities, the Company has granted tax-exempt loans to the Village of Alsip which totaled $4,806,000 at December 31, 1995. All securities and loans are secured by the general taxing authority of the Village of Alsip except for $472,000 in securities which are secured solely by revenue from certain real estate taxes. Some loans are further secured by real estate or other marketable collateral. The Company has no other securities of any one issuer, excluding mortgage-backed securities, that exceed 10% of shareholders' equity.

     The maturities and average yields of the Company's securities as of December 31, 1995, are presented in the following table. The balance and yield of fixed-rate mortgage-backed securities and asset-backed securities are presented based on current estimated principal cash flows of such securities. At the time of acquisition, most mortgage-backed and asset-backed securities were purchased with expected weighted average maturities of two to six years. The balance and yield of ARM securities are presented in the "Within 1 Year" maturity period since these securities reprice at least annually. Yields on state and municipal securities are stated on a tax equivalent basis assuming a federal income tax rate of 35% (in thousands):

TABLE 12 SECURITIES MATURITIES AND YIELDS

                                                                    MATURING
                                         ---------------------------------------------------------------
                                          WITHIN                                   AFTER 10
                                          1 YEAR      1-5 YEARS     5-10 YEARS      YEARS        TOTAL
                                         --------     ---------     ----------     --------     --------
Mortgage-backed securities:
  REMICs and CMOs.....................   $ 21,482     $  79,516      $ 10,877      $  9,820     $121,695
                                             6.02%         6.80%         6.72%         6.80%        6.65%
  Pass-through obligations and
     pools............................     12,425        37,929         8,428         2,577       61,359
                                             7.09%         6.80%         7.10%         7.00%        6.91%
  Adjustable-rate mortgage pools......     93,198            --            --            --       93,198
                                             6.33%                                                  6.41%
Asset-backed securities...............     10,995        20,800         2,716            --       34,511
                                             6.68%         6.70%         6.60%                      6.69%
State and municipal securities........      9,291        27,322        56,320         4,874       97,807
                                             9.57%         9.49%         8.25%        10.23%        8.82%
Other securities......................      4,437         2,064           544            --        7,045
                                             6.90%         6.63%         6.83%                      6.82%
                                         --------      --------       -------       -------     --------
     Total securities.................   $151,828     $ 167,631      $ 78,885      $ 17,271     $415,615
                                             6.59%         7.22%         7.85%         7.80%        7.13%
                                         --------      --------       -------       -------     --------

DEPOSITS

     Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its marketing strategies and emphasis on retail core deposits, the major component of funding sources. The following table summarizes the composition of major deposit categories for the last three years (in thousands):

TABLE 13 COMPOSITION OF DEPOSITS

                                                                     DECEMBER 31
                                            -------------------------------------------------------------
                                                  1995                  1994                  1993
                                            -----------------     -----------------     -----------------
                                                        % OF                  % OF                  % OF
                                             AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL
                                            --------    -----     --------    -----     --------    -----
Demand deposits..........................   $161,400      18%     $143,378      17%     $124,553      17%
NOW accounts.............................     71,467       8        78,654      10        68,833      10
Money market deposits....................    103,940      11        66,889       8        73,705      10
Savings deposits.........................    201,542      22       232,100      28       232,016      32
Time deposits............................    376,943      41       302,569      37       228,278      31
                                            --------     ---      --------     ---      --------     ---
     Total deposits......................   $915,292     100%     $823,590     100%     $727,385     100%
                                            ========     ===      ========     ===      ========     ===

     At December 31, 1995, total deposits increased $92 million or 11% compared to year-end 1994. The increase reflected strong internal growth, primarily in the time deposit and money market account categories. Together these deposit accounts increased $111 million in 1995. Approximately $50 million of the growth resulted from a seven month, premium-rate certificate of deposit promotion offered in March and April of 1995. At December 31, 1994, total deposits increased $96 million or 13% compared to year-end 1993. The growth was principally due to deposit funds provided from Midlothian.

     As previously discussed in the analysis of net interest income, the composition of deposits has changed over the past three years. In 1994 and 1995 the deposit mix reflected a shift of funds from savings deposits to time deposits. The shift was principally due to the widening of the interest rate differential between savings and time deposits. While it has been the Company's experience that savings deposits are relatively insensitive to changes in interest rates, the Company believes that further shifting of savings may occur based on the current level of interest rates offered on time deposits. The potential shift of savings has been considered and incorporated in the Company's asset/liability analysis and measurement of interest rate risk.

     The following table sets forth the maturity distribution of time deposits of $100,000 or more for the past three years (in thousands):

TABLE 14 MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                                                                             DECEMBER 31
                                                                    -----------------------------
                                                                     1995       1994       1993
                                                                    -------    -------    -------
3 months or less.................................................   $35,001    $34,765    $28,724
Over 3 months but within 6 months................................    19,967     12,779      8,867
Over 6 months but within 12 months...............................    14,663      8,094      7,925
Over 12 months...................................................    12,687     21,102     10,480
                                                                    -------    -------    -------
     Total.......................................................   $82,318    $76,740    $55,996
                                                                    =======    =======    =======

SHORT-TERM BORROWINGS

     Short-term borrowings consist of securities sold under agreements to repurchase and notes payable. Information relating to short-term borrowings for the last three years is presented below (in thousands):

TABLE 15 SHORT-TERM BORROWINGS

                                                                 1995        1994        1993
                                                                -------     -------     -------
At December 31:
  Securities sold under agreements to repurchase.............   $47,002     $33,018     $25,904
  Notes payable..............................................        --       6,500          --
                                                                -------     -------     -------
     Total...................................................   $47,002     $39,518     $25,904
                                                                =======     =======     =======
     Average interest rate...................................      3.88%       3.98%       1.05%
Maximum Outstanding at Any Month-end During the Year:
  Securities sold under agreements to repurchase.............   $51,553     $34,184     $30,662
  Notes payable..............................................     5,000       8,000       5,000
                                                                -------     -------     -------
     Total...................................................   $56,553     $42,184     $35,662
                                                                =======     =======     =======
Averages for the Year:
  Securities sold under agreements to repurchase.............   $41,749     $30,284     $23,944
  Notes payable..............................................     2,689       3,130       2,862
                                                                -------     -------     -------
     Total...................................................   $44,438     $33,414     $26,806
                                                                =======     =======     =======
     Average interest rate...................................      4.16%       2.71%       1.71%

     Securities sold under agreements to repurchase primarily represent borrowings originated as part of cash management services offered to corporate customers. At December 31, 1995 these borrowings totaled $38.2 million and matured in one day. The remaining balance of securities sold under agreements to repurchase represents term repurchase agreements issued to customers that mature within 90 days.

     Notes payable represent borrowings by the Company to partially fund bank acquisitions. At December 31, 1995, all notes were repaid. For more information on acquisitions and borrowings, see "Note 2 -- Acquisition" and "Note 8 -- Notes Payable" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

INTEREST RATE RISK

     The Company seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities.

     A principal objective of the Company's asset/liability management effort is to balance the various factors that generate interest rate risk, thereby maintaining the interest rate sensitivity of the Company within acceptable risk levels. To measure its interest rate sensitivity position, the Company utilizes a simulation model that facilitates the forecasting of net interest income under a variety of interest rate and growth scenarios. Simulation modeling is performed over time horizons of one and two years. To manage interest rate risk, the Company assesses its current risk position in light of interest rate forecasts and develops and implements specific lending, funding and investment strategies. Strategies are monitored and evaluated to determine if they achieve the desired risk reduction objectives. The Company may also use derivative financial instruments, including interest rate swaps, caps, floors, futures and options, to manage interest rate risk. To date such instruments have not been utilized.

     The Company's asset/liability policy has established guidelines that limit to 5% the amount of forecasted net interest income at risk over a twelve month period, assuming a 300 basis point fluctuation in market interest rates. If the projected change in net interest income is greater than 5%, management is required to implement strategies to reduce this risk. At December 31, 1995, the Company's forecast of interest rate risk indicated that its sensitivity to changes in interest rates in a one-year period was less than 5%.

     In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 1995 (in thousands):

TABLE 16 GAP TABLE

                                                              RATE SENSITIVE PERIOD
                                            ---------------------------------------------------------
                                              1-90       91-365        1-2         OVER
                                              DAYS        DAYS        YEARS      2 YEARS      TOTAL
                                            --------    ---------    --------    --------    --------
Earning assets:
  Loans
     Fixed-rate..........................   $ 19,669    $  46,572    $ 54,372    $333,375    $453,988
     Variable-rate.......................    109,652        4,782         883       2,558     117,875
  Securities
     Fixed-rate (1)......................     14,124       44,759      63,764     196,033     318,680
     Variable-rate.......................     55,402       41,533          --          --      96,935
  Short-term investments.................      5,611           --          --          --       5,611
                                            --------    ---------    --------    ---------   ---------
     Total earning assets................    204,458      137,646     119,019     531,966     993,089
                                            --------    ---------    --------    ---------   ---------
Interest-bearing liabilities:
  Time deposits..........................    108,956      192,335      40,060      35,592     376,943
  Money market deposits..................    103,940           --          --          --     103,940
  NOW accounts and savings deposits            6,600       19,800      20,000     226,609     273,009
     (2).................................
  Short-term borrowings..................     47,002           --          --          --      47,002
                                            --------    ---------    --------    ---------   ---------
     Total interest-bearing                  266,498      212,135      60,060     262,201     800,894
       liabilities.......................
                                            --------    ---------    --------    ---------   ---------
  Incremental asset (liability) gap......   $(62,040)   $ (74,489)   $ 58,959    $269,765    $192,195
                                            ========    =========    ========    =========   =========
  Cumulative asset (liability) gap.......   $(62,040)   $(136,529)   $(77,570)   $192,195
                                            ========    =========    ========    =========

-------------------------
(1) Maturity volumes of mortgage-backed and asset-backed securities are reflected based on current estimated cash flows.

(2) Historically the Company's NOW accounts and savings deposits have been relatively insensitive to interest rate changes. However, the Company considers a portion of savings deposits to be rate sensitive based on historical growth trends and management's expectations.

     While the gap analysis provides an indication of interest rate sensitivity, experience has shown that it does not fully capture the true dynamics of interest rate changes. Essentially, the analysis presents only a static measurement of asset and liability volumes based on contractual maturity, cash flow estimates or repricing opportunity. It fails to reflect the differences in the timing and degree of repricing of assets and liabilities due to interest rate changes. In analyzing interest rate sensitivity, management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

LIQUIDITY

     Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Liquidity of Heritage Bank, is primarily maintained by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities. At December 31, 1995, federal funds sold and securities having contractual maturities of one year or less totaled $14 million. In addition to these funds, the Bank expects to receive approximately $68 million of payments on mortgage-backed and asset-backed securities over the next twelve months. These cash flow projections are based on the consensus prepayment estimates of securities brokers. For the three and twelve months ended December 31, 1995, the aggregate principal payments received on these securities totaled approximately $14 million and $43 million, respectively.

     The Bank's immediate liquidity needs have historically been met by federal funds sold and cash flows from securities. Other sources of potential liquidity include the sale of securities classified as available-for-sale, borrowings up to $35 million under informal federal funds lines with correspondent banks and advances under a $112 million credit facility with the Federal Home Loan Bank.

     For the parent company, Heritage Financial Services, Inc.("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank. Regulatory authorities limit the amount of dividends which can be paid by Heritage Bank without prior approval from such authorities. At December 31, 1995, the amount of undistributed earnings of Heritage Bank available for the payment of dividends within such limitations is more than adequate to fund the anticipated cash requirements of HFS. For further discussion of Heritage Bank's dividend restrictions and capital requirements, see "Note 15 -- Condensed Financial Statements -- Parent Company" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

1996 ACQUISITION

     On February 2, 1996, the Company acquired all of the issued and outstanding shares of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. The acquisition was funded with $2.8 million in cash and borrowings of $14 million under a revolving line of credit facility with an unrelated financial institution. The acquisition will be accounted for as a purchase and, accordingly, the results of operations of Lockport will be included in the consolidated financial statements beginning on the acquisition date. At December 31, 1995, Lockport had total assets of approximately $103 million. For more information on the Company's credit facility, see "Note 8 -- Notes Payable" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

CAPITAL

     At December 31, 1995 total shareholders' equity increased to $96.8 million, up $13.7 million or 16% from December 31, 1994. In 1994 shareholders' equity increased $8.2 million or 11% compared with year-end 1993. The growth in equity in both years reflects the retention of current year earnings, less dividends paid, plus the proceeds from the exercise of stock options. The change in both years also resulted from changes in the composition and market value of securities available-for-sale. At December 31, 1995, shareholders' equity included a net unrealized gain adjustment of $1.6 million compared to a net unrealized loss of $2.1 million at year-end 1994.

     In 1995 the Company paid dividends of 44 cents per share, an increase of 22% over the 1994 annual dividend rate. On January 16, 1996, the board of directors increased the annual dividend rate 18% to 52 cents per share, payable quarterly at the rate of 13 cents per share. The dividend policy of the Company is designed to balance the shareholder interest in current return with the need to retain adequate capital to support future asset growth.

     The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At December 31, 1995, the Company's consolidated Tier 1 and total risk-based capital ratios were 13.41% and 14.66%, respectively. The Company's leverage ratio at year-end was 7.75%. While the Company's risk-based capital and leverage ratios will decline in 1996 as a result of the acquisition of Lockport, its ratios will exceed the ratios required to be considered "well capitalized".

     Presently the Company has no commitments for material capital expenditures other than the acquisition of Lockport described above. Management believes that the Company has sufficient financing options available to satisfy or fund commitments that may arise in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. Management believes the adoption of SFAS 121 will not have a material effect on the Company's financial condition or results of operations.

     In May 1995, FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights", which is effective for fiscal years beginning after December 15, 1995. SFAS 122 provides guidance on the accounting for mortgage servicing rights and the evaluation and recognition of impairment of mortgage servicing rights.. The provisions of SFAS 122 will not currently impact the Company since it sells mortgage loans to investors on a servicing released basis.

     In October 1995, FASB issued SFAS 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 31, 1995. The disclosure requirements of SFAS 123 are effective for financial statements issued for fiscal years beginning after December 15, 1995, or for the fiscal year for which the statement is initially adopted for recognizing compensation costs. SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. The statement also requires that companies with stock-based plans make detailed disclosures about the plan and instrument terms and assumptions used in measuring the fair value of stock-based grants. The Company will elect not to adopt the new fair value accounting method in 1996. However the Company will expand its disclosure of stock-based compensation plans and disclose pro forma data for new grants of stock-based instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31 ,
                                                                         ----------------------
                                                                            1995         1994
                                                                         ----------    --------
ASSETS
Cash and due from banks...............................................   $   44,268    $ 36,870
Federal funds sold and interest-bearing deposits......................        5,611      49,286
                                                                         ----------    --------
       Total cash and cash equivalents................................       49,879      86,156
Securities:
  Held-to-maturity (market value: $99,306 in 1995 and $228,416 in
     1994)............................................................       97,456     236,810
  Available-for-sale (at market value)................................      318,159      71,478
                                                                         ----------    --------
       Total securities...............................................      415,615     308,288
Loans, net of unearned income.........................................      569,494     524,815
  Less: allowance for loan losses.....................................       (8,477)     (8,720)
                                                                         ----------    --------
       Net loans......................................................      561,017     516,095
Premises and equipment................................................       16,304      17,079
Goodwill and core deposit intangibles.................................       13,554      15,080
Other assets..........................................................        9,999      10,152
                                                                         ----------    --------
       Total assets...................................................   $1,066,368    $952,850
                                                                         ==========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits.......................................................   $  161,400    $143,378
NOW accounts..........................................................       71,467      78,654
Money market accounts.................................................      103,940      66,889
Savings deposits......................................................      201,542     232,100
Time deposits.........................................................      376,943     302,569
                                                                         ----------    --------
       Total deposits.................................................      915,292     823,590
Securities sold under agreements to repurchase........................       47,002      33,018
Notes payable.........................................................           --       6,500
Other liabilities.....................................................        7,291       6,631
                                                                         ----------    --------
       Total liabilities..............................................      969,585     869,739
                                                                         ----------    --------
Shareholders' Equity
  Preferred shares -- no par value; shares authorized: 12,000,000;
     shares issued: none..............................................           --          --
  Common shares -- $.625 par value; shares authorized: 16,000,000;
     shares issued: 7,939,359 in 1995 and 7,915,972 in 1994...........        4,962       4,947
  Surplus.............................................................       17,499      17,385
  Retained earnings...................................................       72,681      62,879
  Net unrealized gains (losses) on securities, net of tax.............        1,641      (2,100)
                                                                         ----------    --------
       Total shareholders' equity.....................................       96,783      83,111
                                                                         ----------    --------
       Total liabilities and shareholders' equity.....................   $1,066,368    $952,850
                                                                         ==========    ========

See accompanying notes to consolidated financial statements.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                               1995          1994          1993
                                                             ---------     ---------     ---------
INTEREST INCOME
  Loans, including fees...................................     $48,156       $41,200       $38,453
  Securities:
     Taxable..............................................      18,881        13,151        12,021
     Exempt from federal income taxes.....................       4,445         3,881         3,864
  Federal funds sold and interest-bearing deposits........       2,378         1,926           921
                                                               -------       -------       -------
     TOTAL INTEREST INCOME................................      73,860        60,158        55,259
                                                               -------       -------       -------
INTEREST EXPENSE
  Deposits................................................      31,516        21,209        20,663
  Securities sold under agreements to repurchase..........       1,661           710           338
  Notes payable...........................................         187           197           121
                                                               -------       -------       -------
     TOTAL INTEREST EXPENSE...............................      33,364        22,116        21,122
                                                               -------       -------       -------
     NET INTEREST INCOME..................................      40,496        38,042        34,137
Provision for loan losses.................................         200            90           500
                                                               -------       -------       -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN
       LOSSES.............................................      40,296        37,952        33,637
                                                               -------       -------       -------
OTHER INCOME
  Service charges on deposit accounts.....................       4,097         3,832         3,860
  Income for trust services...............................         737           707           681
  Investment product fees.................................         909           939           522
  Other operating income..................................       1,005           997         1,021
  Securities gains........................................         223            12            17
                                                               -------       -------       -------
     TOTAL OTHER INCOME...................................       6,971         6,487         6,101
                                                               -------       -------       -------
OTHER EXPENSE
  Salaries and employee benefits..........................      15,146        14,373        13,234
  Net occupancy expense...................................       2,618         2,395         2,153
  Equipment expense.......................................       1,569         1,550         1,384
  Federal deposit insurance premiums......................         958         1,683         1,539
  Data processing expense.................................         817           750           775
  Amortization of intangible assets.......................       1,613         1,374         1,113
  Other operating expenses................................       4,949         4,093         4,022
                                                               -------       -------       -------
     TOTAL OTHER EXPENSE..................................      27,670        26,218        24,220
                                                               -------       -------       -------
     INCOME BEFORE INCOME TAXES...........................      19,597        18,221        15,518
Income tax expense........................................       6,303         5,804         4,493
                                                               -------       -------       -------
     NET INCOME...........................................     $13,294       $12,417       $11,025
                                                               =======       =======       =======
NET INCOME PER COMMON SHARE:
  Primary.................................................       $1.60         $1.50         $1.34
  Fully diluted...........................................       $1.60         $1.50         $1.34
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING:
  Primary.................................................   8,309,004     8,284,833     8,224,105
  Fully diluted...........................................   8,330,164     8,287,851     8,252,102

See accompanying notes to consolidated financial statements.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                         NET
                                                                                      UNREALIZED
                                      PREFERRED    COMMON               RETAINED    GAINS (LOSSES)
                                       SHARES      SHARES    SURPLUS    EARNINGS    ON SECURITIES      TOTAL
                                      ---------    ------    -------    --------    --------------    -------

BALANCE, JANUARY 1, 1993.............      --     $4,896     $16,746    $ 44,790                      $66,432
  Net income.........................      --         --          --      11,025                       11,025
  Cash dividends ($.32 per share)....      --         --          --      (2,506)                      (2,506)
                                      -------     ------     -------     -------       --------       -------
BALANCE, DECEMBER 31, 1993...........      --      4,896      16,746      53,309                       74,951
  Adoption of SFAS No. 115, net of
     related taxes of $124...........      --         --          --          --       $    187           187
  Net income.........................      --         --          --      12,417             --        12,417
  Cash dividends ($.36 per share)....      --         --          --      (2,847)            --        (2,847)
  Common shares issued upon exercise
     of stock options................      --         51         639          --             --           690
  Change in net unrealized gains
     (losses) on securities, net of
     related taxes of $(1,508).......      --         --          --          --         (2,287)       (2,287)
                                      -------     ------     -------     -------       --------       -------
BALANCE, DECEMBER 31, 1994...........      --      4,947      17,385      62,879         (2,100)       83,111
  Net income.........................      --         --          --      13,294             --        13,294
  Cash dividends ($.44 per share)....      --         --          --      (3,492)            --        (3,492)
  Common shares issued upon exercise
     of stock options................      --         15         114          --             --           129
  Change in net unrealized gains
     (losses) on securities, net of
     related taxes of $2,468.........      --         --          --          --          3,741         3,741
                                      -------     ------     -------    --------       --------       -------
BALANCE, DECEMBER 31, 1995...........      --     $4,962     $17,499    $ 72,681       $  1,641       $96,783
                                      =======     ======     =======    ========       ========       =======

See accompanying notes to consolidated financial statements.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1995       1994        1993
                                                                  --------    -------    --------
OPERATING ACTIVITIES
  Net income...................................................   $ 13,294    $12,417    $ 11,025
  Adjustments to reconcile net income to net cash provided by operating activities:
       Discount accretion on securities........................       (978)      (843)       (875)
       Deferred loan fee accretion.............................       (311)      (325)       (250)
       Provision for loan losses...............................        200         90         500
       Securities gains........................................       (223)       (12)        (17)
       Depreciation and amortization...........................      1,690      1,634       1,501
       Deferred income taxes...................................       (464)      (659)       (545)
       Net amortization of purchase accounting adjustments.....      2,085      1,751       1,857
       (Increase) decrease in accrued interest income..........     (1,249)       400         584
       Increase (decrease) in accrued interest expense.........        703        365        (121)
       Other, net..............................................       (459)        87      (1,335)
                                                                  ---------   --------   ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES............     14,288     14,905      12,324
                                                                  ---------   --------   ---------
INVESTING ACTIVITIES
  Securities held-to-maturity:
     Proceeds from maturities, repayments and calls............     51,333     44,407     153,717
     Purchases.................................................   (114,787)   (70,754)   (171,759)
  Securities available-for-sale:
     Proceeds from maturities, repayments and calls............     14,391     43,875          --
     Proceeds from sales.......................................      7,962      4,920          --
     Purchases.................................................    (58,834)   (14,556)         --
  Net (increase) decrease in loans.............................    (45,985)     3,107      (1,491)
  Purchases of premises and equipment..........................     (1,288)    (1,255)     (1,607)
  Proceeds from the sale of premises and equipment.............         29        249          --
  Proceeds from sales of other real estate owned...............        645        617         545
  Cash and cash equivalents of acquisition less than the
     purchase price............................................         --    (11,509)         --
                                                                  ---------   --------   ---------
          NET CASH USED IN INVESTING ACTIVITIES................   (146,534)      (899)    (20,595)
                                                                  ---------   --------   ---------
FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW and money
     market accounts and savings deposits......................     17,328    (37,287)     22,548
  Net increase (decrease) in time deposits.....................     74,520     34,476     (23,945)
  Net increase in securities sold under agreements to
     repurchase................................................     13,984      7,114       9,220
  Proceeds from notes payable..................................         --      8,000          --
  Principal payments on notes payable..........................     (6,500)    (1,500)     (5,000)
  Proceeds from stock option exercises.........................        129        690          --
  Dividends paid...............................................     (3,492)    (2,847)     (2,506)
                                                                  ---------   --------   ---------
          NET CASH PROVIDED FROM FINANCING ACTIVITIES..........     95,969      8,646         317
                                                                  ---------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........    (36,277)    22,652      (7,954)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.................     86,156     63,504      71,458
                                                                  ---------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......................   $ 49,879    $86,156    $ 63,504
                                                                  =========   ========   =========
SUPPLEMENTAL DISCLOSURES:
  Interest paid................................................   $ 32,807    $21,546    $ 21,419
  Income taxes paid............................................      7,005      6,469       5,470
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Securities transferred from held-to-maturity to
     available-for-sale........................................   $205,290    $    --     $    --
  Loans transferred to other real estate owned.................        735        534         310
  Loans made in connection with the disposition of other real
     estate owned..............................................         --      1,634          --

See accompanying notes to consolidated financial statements.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to prevailing practices within the banking industry. The significant accounting and reporting policies of Heritage Financial Services, Inc. and subsidiaries are as follows:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its wholly-owned subsidiaries, Heritage Bank (the "Bank") and Heritage Trust Company (collectively, the "Company"). Significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

NATURE OF OPERATIONS

     The Company is a bank holding company which provides a full range of banking and trust services to individuals and business customers located in the southwest metropolitan Chicago market. The Company's primary business is the extension of credit to commercial, real estate and consumer loan customers in its market area. Funding of the Company's assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company encounters significant competition for loans and deposits from other financial institutions and non-bank companies. The Company is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows in the Statements of Cash Flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits at other institutions. Generally, federal funds are sold for one-day periods and interest-bearing deposits generally mature in 90 days or less. Included in the 1994 Statement of Cash Flows is the cash portion of an acquisition, net of cash and cash equivalents acquired. In connection with the acquisition, the Company acquired assets with an aggregate fair value of $116,140,000 and assumed deposits and other liabilities of $99,668,000.

INVESTMENT SECURITIES

     In 1994 the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that all debt and equity securities be classified as held-to-maturity, available-for-sale or trading. Securities the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities that may be sold as part of liquidity management, interest rate risk strategies or in response to or in anticipation of changes in interest rates and prepayment risk, or for other similar factors, are classified as available-for-sale. Unrealized gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate category of shareholders' equity. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income in a manner which approximates the level yield

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES method. Realized gains and losses on securities sold are computed based on the adjusted cost of the specific securities sold.

     On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report on the implementation of SFAS 115. As part of the application of the Special Report, companies were allowed a one-time opportunity to reclassify securities, including securities classified as held-to-maturity. In accordance with the Special Report, the Company transferred all of its taxable securities classified as held-to-maturity at December 31, 1995 to available-for-sale. At the date of transfer, the securities had an aggregate market value of $207 million and an unrealized gain of $1,928,000. In the future the Company intends to classify taxable securities as available-for-sale and tax-exempt securities as held-to-maturity.

LOANS

     Interest income on nondiscounted loans is recognized based upon the principal amount outstanding during the period. Interest income on discounted loans is recognized based on methods that approximate a level yield. The accrual of interest income is discontinued when it appears that future collection of principal or interest in accordance with contractual terms may be doubtful. When a loan is placed on nonaccrual status, interest previously accrued and deemed uncollectible is reversed and charged against current year income. Interest income on nonaccrual loans is recognized on a cash basis. Loan origination fees in excess of incremental direct costs are deferred and recognized over the term of the loan using the level yield method.

IMPAIRED LOANS

     As of January 1, 1995, the Company adopted the provisions of SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS 114 requires the Company to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. Under the Company's impaired loan accounting policy, all loans, except for home equity loans and other consumer loans, are subject to impairment recognition on a quarterly basis. The Company generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Loan impairment is measured based on the present value of expected future cash flows or the fair value of collateral if the loan is collateral dependent.

     Interest income on impaired loans is recognized in a manner consistent with prior income recognition policies. For all impaired loans other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Company's financial position or results of operations since the Company has historically established valuation allowances based on a problem loan's expected cash flows or the fair value of underlying collateral.

     SFAS 114 changed the definition of in-substance foreclosures ("ISFs"). Under SFAS 114, ISF recognition is limited to circumstances in which the debtor surrenders collateral to the creditor and the creditor receives physical possession of the collateral. The Company adopted a new definition concurrent with the adoption of the other provisions of SFAS 114. At December 31, 1994, the Company had no ISFs and therefore no reclassification adjustments were made to those financial statements.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is an amount which is available to absorb potential credit losses. The allowance is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the Company's loan portfolio. Management's quarterly evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan delinquency levels and trends, loan portfolio

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES growth and reviews of impaired loans and the underlying collateral securing these loans. A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate, but not excessive, based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of previously charged off loans are credited back to the allowance.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization have been computed principally using the straight-line method. Rates of depreciation are generally based on the following useful lives: building -- 40 to 50 years; building improvements, furniture and equipment -- 3 to 15 years.

OTHER REAL ESTATE OWNED

     Other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of the book value of the loan or fair value, less estimated costs to sell. The excess, if any, of the loan amount over fair value is charged to the allowance for loan losses. Subsequent declines in the fair value of other real estate owned, along with related operating expenses, are charged to other operating expenses.

INTANGIBLE ASSETS

     The net assets of subsidiaries acquired in purchase transactions have been recorded at fair value at the acquisition date. The values of the acquired deposit base intangibles recognized in purchase transactions are being amortized on a straight-line basis over periods ranging from 5 to 8 years. Goodwill, representing the cost in excess of the fair value of net assets acquired, is being amortized on a straight-line basis over periods ranging from 15 to 25 years. Management reviews intangible assets for possible impairment if there is a significant event that detrimentally affects operations. Impairment is measured by comparing the carrying amount of intangibles to the current and estimated future net income of businesses acquired.

INCOME TAXES

     The Company files consolidated federal and state income tax returns. Accordingly, no income tax is applicable to the dividends received by Heritage Financial Services, Inc. from its subsidiaries. Deferred tax assets and liabilities are recorded based on the expected tax effect of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities and the expected tax effect of carryforwards for tax purposes.

EARNINGS PER SHARE

     Primary and fully diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method.

DERIVATIVE FINANCIAL INSTRUMENTS

     A derivative financial instrument is a futures, forward, swap, or option contract, or other financial instrument with similar characteristics. At December 31, 1995, the Company's derivative financial instruments were limited to fixed-rate and variable-rate loan commitments.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

     In March, 1995, FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. Management believes the adoption of SFAS 121 will not have a material effect on the Company's financial condition or results of operations.

     In May, 1995, FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights", which is effective for fiscal years beginning after December 15, 1995. SFAS 122 provides guidance on the accounting for mortgage servicing rights and the evaluation and recognition of impairment of mortgage servicing rights. The provisions of SFAS 122 will not currently impact the Company since it sells mortgage loans to investors on a servicing released basis.

     In October, 1995, FASB issued SFAS 123, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 31, 1995. The disclosure requirements of SFAS 123 are effective for financial statements issued for fiscal years beginning after December 15, 1995, or for the fiscal year for which the statement is initially adopted for recognizing compensation costs. SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. The statement also requires that companies with stock-based plans make detailed disclosures about the plan and instrument terms and assumptions used in measuring the fair value of stock-based grants. The Company will elect not to adopt the new fair value accounting method in 1996. However the Company will expand its disclosure of stock-based compensation plans and disclose pro forma data for new grants of stock-based instruments.

NOTE 2 -- ACQUISITION

     In July, 1994, the Company acquired all of the issued and outstanding shares of Midlothian State Bank for $16,545,000 in cash. The acquisition was funded with cash and borrowings of $8,000,000 under a revolving line of credit facility. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Midlothian State Bank were included in the consolidated financial statements beginning on the acquisition date.

     The following unaudited pro forma results of operations assume that the Midlothian State Bank acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of Midlothian State Bank and the Company, the pro forma results include adjustments for the estimated effect of purchase accounting, interest on borrowed funds and the earning asset impact of cash used to fund a portion of the purchase price. The pro forma information is not necessarily indicative of the results which would have occurred if the acquisitions had been in effect in 1994 and 1993 (in thousands, except earnings per share):

Pro Forma Data                                                             1994         1993
                                                                          -------      -------
  Net interest income................................................     $40,611      $39,592
  Net income.........................................................      12,377       11,572
  Net income per share...............................................        1.49         1.40

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 3 -- CASH AND DUE FROM BANKS

     The Company's banking subsidiary is required to maintain vault cash and non-interest-bearing balances with the Federal Reserve Bank to satisfy reserve requirements. The average reserve requirement balances for the years ended December 31, 1995 and 1994 were $15,353,000 and $13,713,000, respectively.

NOTE 4 -- SECURITIES

     The amortized cost and estimated market values of securities held-to-maturity are as follows (in thousands):

                                                       AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                         COST         GAINS         LOSSES       VALUE
                                                       ---------    ----------    ----------    --------
DECEMBER 31, 1995
  State and municipal obligations...................   $  97,456      $2,184       $   (334)    $ 99,306
                                                        ========      ======        =======     ========
DECEMBER 31, 1994
  U.S. Treasury and governmental agencies...........   $   1,701      $   --       $    (30)    $  1,671
  State and municipal obligations...................      59,875         764           (344)      60,295
  Mortgage-backed securities:
     REMICs and CMOs................................      52,916          --         (3,528)      49,388
     Adjustable rate mortgage pools.................      47,939          --         (1,900)      46,039
     Pass-through obligations and pools.............      41,630         285         (2,325)      39,590
  Asset-backed securities...........................      31,278          11         (1,308)      29,981
  Other securities..................................       1,471          --            (19)       1,452
                                                        --------      ------        -------     --------
     Total..........................................   $ 236,810      $1,060       $ (9,454)    $228,416
                                                        ========      ======        =======     ========

     The amortized cost and estimated market values of securities available-for-sale are as follows (in thousands):

                                                       AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                         COST         GAINS         LOSSES       VALUE
                                                       ---------    ----------    ----------    --------
DECEMBER 31, 1995
  U.S. Treasury and governmental agencies...........   $   2,002      $    9       $     --     $  2,011
  State and municipal obligations...................         270          81             --          351
  Mortgage-backed securities:
     REMICs and CMOs................................     120,858       1,471           (634)     121,695
     Adjustable rate mortgage pools.................      92,041       1,318           (161)      93,198
     Pass-through obligations and pools.............      60,788         994           (423)      61,359
  Asset-backed securities...........................      34,445         253           (187)      34,511
  Other securities..................................       5,030           4             --        5,034
                                                        --------      ------        -------     --------
     Total..........................................   $ 315,434      $4,130       $ (1,405)    $318,159
                                                        ========      ======        =======     ========
DECEMBER 31, 1994
  U.S. Treasury securities..........................   $   4,912      $   --       $    (16)    $  4,896
  State and municipal obligations...................         270          45             --          315
  Mortgage-backed securities:
     REMICs and CMOs................................      14,976          46           (577)      14,445
     Adjustable rate mortgage pools.................      39,312          35           (745)      38,602
     Pass-through obligations and pools.............      11,320          12           (624)      10,708
  Other securities..................................       2,512          --             --        2,512
                                                        --------      ------        -------     --------
     Total..........................................   $  73,302      $  138       $ (1,962)    $ 71,478
                                                        ========      ======        =======     ========

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     Securities with carrying values of $141,153,000 and $125,155,000 at December 31, 1995 and 1994, respectively, were pledged principally to secure public fund deposits and securities sold under agreements to repurchase.

     Proceeds from the sale of securities available-for-sale were $7,962,000 in 1995 and $4,920,000 in 1994. In 1995 gross gains from these sales were $177,000. In 1994 no gains or losses were recognized on securities sales since the amortized cost of the securities equaled the market value at the time of sale. In 1995 calls of securities resulted in gross gains of $47,000 and gross losses of $1,000. In 1994 calls of securities resulted in gross gains of $12,000. In 1993 calls of securities resulted in gross gains of $25,000 and gross losses of $8,000. Income tax expense recognized on net securities gains was $93,000 in 1995, $5,000 in 1994 and $7,000 in 1993.

     The following table summarizes the contractual maturities of securities held-to-maturity and available-for-sale at December 31, 1995. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay these obligations without penalties. The stated maturities of mortgage-backed and asset-backed securities are presented in total since the principal cash flows of these securities are not received at a single maturity date (in thousands):

                                                                           AMORTIZED     MARKET
                                                                             COST        VALUE
                                                                           ---------    --------
HELD-TO-MATURITY:
  Due in one year or less...............................................   $   7,363    $  7,448
  Due after one year through five years.................................      27,771      28,557
  Due after five years through ten years................................      55,218      55,704
  Due after ten years...................................................       7,104       7,597
                                                                            --------    --------
     Total held-to-maturity.............................................   $  97,456    $ 99,306
                                                                            ========    ========
AVAILABLE-FOR-SALE:
  Due in one year or less...............................................   $   4,937    $  4,937
  Due after one year through five years.................................       1,552       1,564
  Due after five years through ten years................................         543         544
  Due after ten years...................................................         270         351
                                                                            --------    --------
     Subtotal...........................................................       7,302       7,396
  Mortgage-backed securities............................................     273,687     276,252
  Asset-backed securities...............................................      34,445      34,511
                                                                            --------    --------
     Total available-for-sale...........................................   $ 315,434    $318,159
                                                                            ========    ========

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 5 -- LOANS

     The following table summarizes loan balances by category as of December 31, 1995 and 1994 (in thousands):

                                                                             1995        1994
                                                                           --------    --------
Commercial and industrial...............................................   $130,508    $124,351
Commercial real estate..................................................    145,080     142,833
Construction............................................................      8,645       6,096
Residential real estate.................................................    200,323     162,246
Home equity.............................................................     73,525      72,394
Other consumer..........................................................     13,782      20,078
                                                                           --------    --------
  Gross loans...........................................................    571,863     527,998
Less: unearned income...................................................     (2,369)     (3,183)
                                                                           --------    --------
  Loans, net of unearned income.........................................   $569,494    $524,815
                                                                           ========    ========

     Loans on which the accrual of interest has been discontinued amounted to $3,919,000 and $4,272,000 at December 31, 1995 and 1994, respectively. If interest on those loans had been accrued at their original terms, such income would approximate $197,000 in 1995 and $172,000 in 1994. The amount of interest accrued on these loans and included in interest income was $71,000 in 1995 and $96,000 in 1994. Restructured loans in compliance with their modified terms were zero at December 31, 1995 and $582,000 at December 31, 1994.

     Real estate loans with carrying values of $12,863,000 and $9,842,000 at December 31, 1995 and 1994, respectively, were pledged to secure public fund deposits.

     Certain directors and executive officers of the Company and companies with which they are affiliated have obtained loans from the Bank on various occasions. All loans and loan commitments have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate balance of these loans was $10,134,000 at December 31, 1995 and $12,541,000 at December 31, 1994. During 1995, $6,849,000
of new loans were made and repayments were $9,256,000.

NOTE 6 -- ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The changes in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                                      1995       1994       1993
                                                                     ------     ------     ------
Balance, beginning of year........................................   $8,720     $7,655     $7,755
  Allowance of acquired bank......................................       --        850         --
  Provision for loan losses.......................................      200         90        500
  Loan charge-offs................................................     (865)      (540)    (1,107)
  Loan recoveries.................................................      422        665        507
                                                                     ------     ------     ------
Balance, end of year..............................................   $8,477     $8,720     $7,655
                                                                     ======     ======     ======

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 1995 (in thousands):

                                                          AMOUNT OF IMPAIRED LOANS
                                                    -------------------------------------
                                                    NO VALUATION     VALUATION                AMOUNT OF
                                                     ALLOWANCE       ALLOWANCE                VALUATION
                                                      REQUIRED       REQUIRED      TOTAL      ALLOWANCE
                                                    ------------     ---------     ------     ---------
Commercial and industrial........................      $  271         $   796      $1,067       $ 285
Commercial real estate...........................       3,312           1,410       4,722         486
Residential real estate..........................       1,104             134       1,238          51
                                                       ------          ------      ------        ----
  Total impaired loans...........................      $4,687         $ 2,340      $7,027       $ 822
                                                       ======          ======      ======        ====

     At December 31, 1995, $3,423,000 of nonaccrual loans were included in the total balance of impaired loans. Of the total amount of impaired loans, $3,986,000 were measured using the present value of expected future cash flows and $3,041,000 were measured based on the fair value of collateral. The average recorded investment in impaired loans for the year ended December 31, 1995, was approximately $7,357,000. Interest income recognized on impaired loans in 1995 totaled $311,000.

NOTE 7 -- PREMISES AND EQUIPMENT

     The following is a summary of the Company's premises and equipment as of December 31, 1995 and 1994 (in thousands):

                                                                            1995         1994
                                                                          --------     --------
Land...................................................................   $  4,613     $  4,786
Buildings and improvements.............................................     15,957       16,023
Furniture and equipment................................................     14,401       13,456
                                                                          --------     --------
     Total cost........................................................     34,971       34,265
Less: accumulated depreciation and amortization........................    (18,667)     (17,186)
                                                                          --------     --------
     Premises and equipment, net.......................................   $ 16,304     $ 17,079
                                                                          ========     ========

     The Company leases certain banking facilities under noncancelable operating leases which expire on various dates from 1996 through 2000. The leases contain renewal options for varying terms expiring between 2001 through 2007 and require the payment of property taxes, insurance and related expenses. The Company also leases certain equipment under cancelable and noncancelable leases with terms of up to three years. Total rent expense under operating leases amounted to $234,000 in 1995, $224,000 in 1994, and $189,000 in 1993. Aggregate amounts of minimum rental commitments under noncancelable operating leases are $518,000 and for each of the years subsequent to December 31, 1995, are $141,000 (1996), $138,000 (1997), $136,000 (1998), $72,000 (1999), and $31,000 (2000).

NOTE 8 -- NOTES PAYABLE

     Notes payable, which were repaid in 1995, represented borrowings under a $15 million unsecured revolving line of credit. At December 31, 1994, the weighted average interest rate of notes payable was 6.96%. In December, 1995, the Company entered into a new $20 million unsecured revolving line of credit established with an unrelated financial institution. Borrowings under the line will be structured as revolving notes and bear interest at either prime floating or may, at the Company's option, be fixed at 1% above the London Interbank Offered Rate (LIBOR) for terms up to one year. Periodic interest payments will be required on revolving notes. Under the loan agreement, any unpaid principal balance of revolving notes as of January 1, 1998 will be converted into a term loan. The Company will be required to make quarterly principal reductions beginning January 1, 1998.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 9 -- COMMON AND PREFERRED SHARES

     In 1987 shareholders authorized 12,000,000 no par value preferred shares. The preferred shares may be issued in one or more series by the Board of Directors, which has been given the authority to establish or change the number of shares of each series, fix the designation and relative powers, preferences and rights and restrictions. At December 31, 1995 and 1994 there were no preferred shares issued.

     In March, 1993, the Company filed a Registration Statement on Form S-8 registering 959,000 common shares for issuance pursuant to the Company's stock option plans. Common shares issued pursuant to the exercise of stock options totaled 23,387 in 1995 and 81,700 in 1994. In 1993 no common shares were issued for stock option exercises.

NOTE 10 -- STOCK OPTION PLANS

     In April, 1991, shareholders approved the 1990 Executive Equity Incentive Plan ("the Plan") which provides for the grant to certain officers and key employees of the Company of incentive and non-qualified stock options, tandem stock appreciation rights, stand-alone stock appreciation rights and limited stock appreciation rights, with respect to not more than 450,000 common shares. The Plan replaced the 1987 Stock Option Plan ("Prior Plan") for grants of stock options after September, 1990. The Prior Plan provided for options of up to 750,000 common shares. Options outstanding under the Prior Plan retain the terms as set forth at the time such options were granted. The Plan and the Prior Plan ("Option Plans") are administered by a Committee of the Board of Directors.

     The exercise prices of stock options granted under Option Plans were equal to the market prices on the dates of grant, and each such option has a maximum duration of ten years. Each option generally becomes exercisable in up to four annual installments, commencing one year from the date of grant.

     At December 31, 1995 and 1994 there were outstanding options for the purchase of 710,463 and 723,550 shares, respectively, with exercise prices ranging from $5.55 to $16.50 per share in 1995 and $5.55 to $16.25 per share in 1994. In 1995 options for 10,300 shares were granted at an exercise price of $16.50, and in 1994 options for 60,700 shares were granted at an exercise price of $16.25. In 1995 options for 23,387 shares were exercised at prices ranging from $5.55 to $6.40. In 1994 options for 81,700 shares were exercised at prices ranging from $5.55 to $13.50. In 1994 options for 12,450 shares with exercise prices ranging from $6.75 to $13.50 were canceled. At December 31, 1995 and 1994, options for 607,688 and 560,750 shares, respectively, were exercisable at prices ranging from $5.55 to $16.25 per share in 1995 and $5.55 to $13.50 per share in 1994.

NOTE 11 -- PROFIT SHARING PLAN

     The Company and its subsidiaries have a noncontributory profit sharing plan which covers substantially all employees who meet certain age and employment requirements. The contribution to the plan is made in accordance with a resolution passed by the Board of Directors. Charges to expense with respect to the plan for the years ended December 31, 1995, 1994 and 1993 amounted to $940,000, $1,211,000 and $989,000, respectively.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 12 -- INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                                      1995       1994       1993
                                                                     ------     ------     ------
Current:
  Federal.........................................................   $5,370     $5,078     $3,908
  State...........................................................    1,397      1,385      1,130
                                                                     ------     ------     ------
     Total current................................................    6,767      6,463      5,038
                                                                     ------     ------     ------
Deferred:
  Federal.........................................................     (439)      (598)      (522)
  State...........................................................      (25)       (61)       (23)
                                                                     ------     ------     ------
     Total deferred...............................................     (464)      (659)      (545)
                                                                     ------     ------     ------
     Total income tax expense.....................................   $6,303     $5,804     $4,493
                                                                     ======     ======     ======

     A reconciliation of the federal statutory tax rate to the Company's effective tax rate for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                                         1995      1994      1993
                                                                         ----      ----      ----
Federal income tax at statutory rate..................................    35%       35%       35%
Tax-exempt interest income, less disallowed interest expense..........    (8)       (8)      (11)
Federal tax benefit on state income taxes.............................    (3)       (3)       (3)
Amortization of goodwill..............................................     1         1         1
                                                                          --        --        --
Federal income tax effective rate.....................................    25%       25%       22%
State income tax effective rate.......................................     7         7         7
                                                                          --        --        --
     Total effective income tax rate..................................    32%       32%       29%
                                                                          ==        ==        ==

     The tax effects of temporary differences which comprise the significant portions of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 are as follows (in thousands):

                                                                             1995        1994
                                                                            -------     -------
Deferred tax assets:
  Allowance for loan losses..............................................   $ 3,283     $ 3,181
  Net unrealized losses on securities....................................        --       1,384
  Loan fees..............................................................       438         676
  State net operating loss carryforward..................................       273         317
  Compensation expense...................................................       513         459
  Other..................................................................       251         223
                                                                            -------     -------
                                                                              4,758       6,240
                                                                            -------     -------
Deferred tax liabilities:
  Purchase accounting adjustments........................................    (2,259)     (2,777)
  Net unrealized gains on securities.....................................    (1,084)         --
  Depreciation...........................................................       (50)        (94)
  Other..................................................................        (1)         (2)
                                                                            -------     -------
                                                                             (3,394)     (2,873)
                                                                            -------     -------
     Net deferred tax assets.............................................   $ 1,364     $ 3,367
                                                                            =======     =======

     No valuation allowances were established at December 31, 1995 and 1994. In 1994 the change in net deferred taxes reflected $844,000 of net deferred tax liabilities from an acquisition. State net operating loss carryforwards at December 31, 1995 expire under current law as follows: $1,666,000 in 2002, $1,596,000 in 2003, $815,000 in 2004, $806,000 in 2005 and $866,000 in 2006.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 13 -- COMMITMENTS AND CONTINGENT LIABILITIES

Credit

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments; however, the Company does not anticipate any losses from these instruments.

     The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 1995 and 1994 are as follows (in thousands):

                                                                              1995       1994
                                                                            --------    -------
Commitments to extend credit:
  Unused lines of credit:
     Commercial and other................................................   $ 59,571    $50,101
     Home equity.........................................................     17,010     14,446
  Commitments to originate credit........................................     31,445     24,894
                                                                            --------    -------
       Total.............................................................   $108,026    $89,441
                                                                            ========    =======
Letters of credit........................................................   $  6,555    $ 5,209
                                                                            ========    =======

     Lines of credit are agreements by which the Bank agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement. The borrower may periodically reduce or retire amounts drawn under a line and subsequently redraw these amounts. Lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

     Commitments to originate credit represent approved commercial and real estate loans which generally are expected to be funded within ninety days.

     Letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.

Concentrations of Credit Risks

     In addition to financial instruments with off-balance sheet risk, the Company, to a certain extent, is exposed to varying risks associated with concentrations of credit. Concentrations of credit risk generally exist if an individual or number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by economic or other conditions.

     At December 31, 1995, approximately 66% of the securities portfolio is comprised of mortgage-backed securities which consist of pass-through securities directly or implicitly backed by the full faith and credit of the United States government. Concentrations of securities of a single issuer consisted of investments in tax-exempt obligations issued by the Village of Alsip. At December 31, 1995, the amortized cost and market value of Village of Alsip securities were $8,611,000 and $9,140,000, respectively. In addition to securities, the Company has granted tax-exempt loans to the Village of Alsip which totaled $4,806,000 at December 31,

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

1995. All securities and loans are secured by the general taxing authority of the respective issuer except for $472,000 in securities which are secured solely by revenue from certain real estate taxes. Some loans are further secured by real estate or other marketable collateral.

     The Company conducts substantially all of its lending activities in the southwest suburbs of Chicago and, to a lesser extent, the Chicago metropolitan area. Loans granted to businesses are primarily secured by business assets, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by automobiles, residential real estate or other personal assets. Since the Company's borrowers and its loan collateral have geographic concentration in the Chicago metropolitan area, the Company could have exposure to a decline in the local economy and real estate market. However, management believes that the diversity of its customer base and local economy, its knowledge of the local market, and its proximity to customers limits the risk of exposure to adverse economic conditions.

Litigation

     On May 16, 1995, Federal Insurance Company ("Federal"), a subrogee of SSM Health Care ("SSM"), filed a lawsuit against the Bank in the United States District Court for the Northern District of Illinois alleging that the Bank had made unauthorized wire transfers. The wire transfers were made at the request of a former SSM officer who allegedly diverted the funds and defrauded SSM. As the insurer of SSM, Federal honored SSM's claim of loss incurred as a result of the employee defalcation. The lawsuit seeks damages in the amount of $1,247,500 plus interest and legal costs. Management believes it has meritorious defenses and is vigorously defending its position. Management also believes, after discussions with counsel, that the outcome of this litigation will not have a material impact on the Company's financial position or results of operations.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     As a financial institution, most of the Company's assets and liabilities are considered financial instruments. However, many of the Company's financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

     Presented below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 (in thousands):

                                                                1995                    1994
                                                        ---------------------   ---------------------
                                                        CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                         VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                        --------   ----------   --------   ----------
Financial Assets:
  Cash and cash equivalents...........................  $ 49,879    $  49,879   $ 86,156    $  86,156
  Securities:
     Held-to-maturity.................................    97,456       99,306    236,810      228,416
     Available-for-sale...............................   318,159      318,159     71,478       71,478
  Loans, net..........................................   561,017      568,682    516,095      509,689
  Interest receivable.................................     6,587        6,587      5,338        5,338
Financial Liabilities:
  Demand deposits.....................................   161,400      161,400    143,378      143,378
  NOW, money market and savings deposits..............   376,949      376,949    377,643      377,643
  Time deposits.......................................   376,943      377,287    302,569      298,336
  Securities sold under agreements to repurchase......    47,002       47,002     33,018       33,018
  Notes payable.......................................        --           --      6,500        6,500
  Interest payable....................................     2,796        2,796      2,093        2,093

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment was used by the Company in interpreting market data to develop the estimates of fair value. In addition, significant estimations and present value calculations were used by the Company for purposes of this disclosure. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

     The Company has used an entry-value market perspective as a basis of estimating the fair value of most financial instruments. For purposes of fair value disclosures the carrying values of cash and cash equivalents, accrued interest receivable, demand deposits, NOW accounts, money market accounts, savings deposits, securities sold under agreements to repurchase, notes payable and interest payable are assumed to approximate fair value since these assets and liabilities have no stated maturity or are relatively short-term financial instruments.

     Investment securities have been valued using quoted market prices, dealer quotes and prices from independent pricing services that specialize in matrix pricing and modeling techniques.

     Net loans with stated maturities have been valued using present value discounted cash flow techniques. The discount rates used to calculate the fair values of loans were the applicable risk-adjusted spreads to the US Treasury curve to approximate current entry-value interest rates applicable to each category. No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. The Company believes that the risk factor embedded in the entry-value interest rates results in a fair valuation of such loans on an entry-value basis. It is assumed that the fair value of floating rate loans approximates the recorded book value. For real estate loans, contractual cash flows were adjusted for anticipated prepayments. For loans delinquent ninety days or more and nonaccrual loans, fair value is assumed to equal the recorded book value less specific reserves which have been allocated to these financial instruments.

     Time deposits with stated maturities have been valued using present value discounted cash flow techniques. The discount rates used to calculate the fair value of time deposits were the market rates currently offered for deposits of similar remaining maturities.

     There is no material difference between the contract amount and the estimated fair value of off-balance sheet items which are primarily comprised of unfunded loan commitments which are either floating-rate or generally funded within ninety days.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 15 -- CONDENSED FINANCIAL STATEMENTS -- PARENT COMPANY

     The following presents the condensed Balance Sheets as of December 31, 1995 and 1994, and Statements of Income and Statements of Cash Flows for each of the three years ended December 31, 1995, for Heritage Financial Services, Inc. (in thousands):

                                                                              1995       1994
                                                                             -------    -------
BALANCE SHEETS
Cash......................................................................   $   636    $   707
Investment in bank subsidiary.............................................    94,878     87,959
Investment in non-bank subsidiary.........................................     1,588      1,406
Other assets..............................................................       187        148
                                                                             -------    -------
       Total assets.......................................................   $97,289    $90,220
                                                                             =======    =======
Notes payable.............................................................   $    --    $ 6,500
Other liabilities.........................................................       506        609
Shareholders' equity......................................................    96,783     83,111
                                                                             -------    -------
       Total liabilities and shareholders' equity.........................   $97,289    $90,220
                                                                             =======    =======

                                                                     1995       1994       1993
                                                                    -------    -------    -------
STATEMENTS OF INCOME
Income:
  Dividends from bank subsidiary.................................   $10,500    $13,000    $ 8,950
  Other income...................................................        40         24          8
Expenses:
  Interest on notes payable......................................       187        197        121
  Salaries and employee benefits.................................       559        464        520
  Other expenses.................................................       320        368        341
                                                                    -------    -------    -------
Income before income taxes and equity in undistributed earnings
  of subsidiaries................................................     9,474     11,995      7,976
Income tax benefit...............................................      (460)      (395)      (385)
Equity in undistributed earnings of subsidiaries.................     3,360         27      2,664
                                                                    -------    -------    -------
       Net income................................................   $13,294    $12,417    $11,025
                                                                    =======    =======    =======

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                                                    1995        1994       1993
                                                                   -------    --------    -------
STATEMENTS OF CASH FLOWS
Operating Activities:
  Net income....................................................   $13,294    $ 12,417    $11,025
  Adjustments to reconcile net income to cash provided by
     operating activities:
       Equity in undistributed earnings of subsidiaries.........    (3,360)        (27)    (2,664)
       Depreciation and amortization............................        --           2          1
       Increase (decrease) in accrued expenses..................       (48)         98        140
       Other, net...............................................       (94)         70     (1,193)
                                                                   -------    --------    -------
     Net cash provided by operating activities..................     9,792      12,560      7,309
                                                                   -------    --------    -------
Investing Activities:
  Acquisition of bank subsidiary................................        --     (16,545)        --
                                                                   -------    --------    -------
     Net cash used in investing activities......................        --     (16,545)        --
                                                                   -------    --------    -------
Financing Activities:
  Proceeds from notes payable...................................        --       8,000         --
  Principal payments on notes payable...........................    (6,500)     (1,500)    (5,000)
  Proceeds from stock option exercises..........................       129         690         --
  Dividends paid................................................    (3,492)     (2,847)    (2,506)
                                                                   -------    --------    -------
     Net cash provided by (used in) financing activities........    (9,863)      4,343     (7,506)
                                                                   -------    --------    -------
Net increase (decrease) in cash.................................       (71)        358       (197)
Cash at beginning of year.......................................       707         349        546
                                                                   -------    --------    -------
Cash at end of year.............................................   $   636    $    707    $   349
                                                                   =======    ========    =======
Supplemental disclosures:
  Interest paid.................................................      $284        $100       $129
  Income tax benefit received...................................       460         395        385

     Regulatory authorities limit the amount of dividends which can be paid by the Bank to Heritage Financial Services, Inc. without prior approval from such authorities. At December 31, 1995, $30,232,000 of undistributed earnings of the Bank were available for payment of dividends to the Heritage Financial Services, Inc. without prior regulatory approval, subject to reduction for maintenance of minimum capital ratios as required by banking regulators. At December 31, 1995, the Bank is required to have minimum Tier 1 and Total risk-based capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios at that date were 12.95% and 14.20%, respectively. The Bank is also required to have a minimum Tier 1 leverage ratio of 4.00%. The Bank's actual leverage ratio at December 31, 1995, was 7.51%.

NOTE 16 -- SUBSEQUENT EVENT (UNAUDITED)

     On February 2, 1996, the Company acquired all of the issued and outstanding shares of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. The acquisition was funded with $2.8 million in cash and borrowings of $14 million under a revolving line of credit facility with an unrelated financial institution (see Note 8 -- Notes Payable). The acquisition will be accounted for as a purchase and, accordingly, the results of operations of Lockport will be included in the consolidated financial statements beginning on the acquisition date. At December 31, 1995, Lockport had total assets of approximately $103 million.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 17 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following sets forth condensed quarterly results of operations for 1995 and 1994 (in thousands, except per share data):

                                                            FIRST     SECOND      THIRD     FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
1995
Interest income.........................................   $17,141    $18,377    $19,114    $19,228
Interest expense........................................     7,165      8,397      8,906      8,896
                                                           -------    -------    -------    -------
  Net interest income...................................     9,976      9,980     10,208     10,332
Provision for loan losses...............................        50         50         50         50
Other income............................................     1,731      1,808      1,695      1,737
Other expense...........................................     7,096      7,058      6,678      6,838
Income tax expense......................................     1,500      1,465      1,730      1,608
                                                           -------    -------    -------    -------
  Net income............................................   $ 3,061    $ 3,215    $ 3,445    $ 3,573
                                                           =======    =======    =======    =======
Net income per common share:
  Primary...............................................      $.37       $.39       $.41       $.43
  Fully diluted.........................................      $.37       $.39       $.41       $.43
1994
Interest income.........................................   $13,191    $13,915    $16,327    $16,725
Interest expense........................................     4,612      4,820      6,065      6,619
                                                           -------    -------    -------    -------
  Net interest income...................................     8,579      9,095     10,262     10,106
Provision for loan losses...............................        50         --         40         --
Other income............................................     1,508      1,641      1,638      1,700
Other expense...........................................     6,001      6,086      7,028      7,103
Income tax expense......................................     1,229      1,478      1,591      1,506
                                                           -------    -------    -------    -------
  Net income............................................   $ 2,807    $ 3,172    $ 3,241    $ 3,197
                                                           =======    =======    =======    =======
Net income per common share:
  Primary...............................................      $.34       $.38       $.39       $.39
  Fully diluted.........................................      $.34       $.38       $.39       $.39

                              MANAGEMENT'S REPORT

     Management of Heritage Financial Services, Inc. and subsidiaries (the Company) has prepared and is responsible for the integrity and fairness of the financial statements and other financial information included in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and, when appropriate, include amounts based on management's estimates and judgment.

     To meet its responsibility both for the integrity and fairness of these financial statements and information, management maintains accounting systems and related internal accounting controls. These systems and controls provide for an appropriate division of responsibility and are designed to provide reasonable assurance that transactions are properly authorized and recorded, that assets are safeguarded and financial records are reliably maintained.

     The Company monitors the effectiveness and compliance of its internal control systems through a continuous program of internal audits. Management has reviewed the recommendations of its internal auditors and Arthur Andersen LLP, independent auditors, and has responded in an appropriate, cost-effective manner.

     The Audit Committee of the Board of Directors, composed of three outside directors, meets periodically with the Company's internal auditors and the independent auditors to review matters relative to financial reporting, internal accounting controls and the scope and results of audits. In addition, reports of examination conducted by federal and state regulatory agencies are reviewed by management and the Board of Directors.

RICHARD T. WOJCIK                         PAUL A. ECKROTH

Chairman and CEO                          Executive Vice President and Treasurer

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Heritage Financial Services, Inc.:

     We have audited the accompanying consolidated balance sheet of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statement of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 18, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Heritage Financial Services, Inc.:

     We have audited the accompanying consolidated balance sheet of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the management of Heritage Financial Services, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heritage Financial Services, Inc. and subsidiaries at December, 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in the notes to the consolidated financial statements effective January 1, 1994, Heritage Financial Services, Inc. changed its method of accounting for securities.

DELOITTE & TOUCHE LLP

Chicago, Illinois
January 19, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The disclosure called for by paragraph (a) of Regulation S-K Item 304 has been previously reported (on Form 8-K dated February 15, 1995) as that term is defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to the Instructions to Item 304 such disclosure need not be provided here.

                                    PART III

ITEMS 10, 11, 12 AND 13

     The Company has filed a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the 1934 Act not later than 120 days after the close of the Company's fiscal year ended December 31, 1995. Accordingly, pursuant to General Instruction G(3), the information called for by
Part III of Form 10-K (except for the Section "Executive Officers of the Registrant" included in Part I hereof) has been omitted and is incorporated herein by reference from the proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

     The following consolidated financial statements and financial statement schedules of the registrant are filed as a part of this document under Item 8. Financial Statements and Supplementary Data:

        Consolidated Balance Sheets -- December 31, 1995 and 1994

        Consolidated Statements of Income -- For the Years Ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Changes in Shareholders' Equity -- For the Years Ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements -- For the Years Ended December 31, 1995, 1994 and 1993

        Quarterly Financial Data

(a)(3) -- Exhibits

     (a)(3) -- The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed. The management contracts, compensatory plans and arrangements which are required to be filed are listed in the Exhibit Index as Exhibit Numbers 10(a) - 10(g) inclusive.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Heritage Financial Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 6th day of March, 1996.

                                          HERITAGE FINANCIAL SERVICES, INC.
                                          (Registrant)

                                          by /s/ Richard T. Wojcik
                                            ------------------------------------
                                            Richard T. Wojcik
                                            Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 6th day of March, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE AND TITLE
---------------------------------------------

by /s/ Richard T. Wojcik
   ------------------------------------------
   Richard T. Wojcik, Chairman of the Board
   (Principal Executive Officer) and Director

by /s/ Frederick J. Sampias
   ------------------------------------------
   Frederick J. Sampias, President and
   Director

by /s/ Paul A. Eckroth
   ------------------------------------------
   Paul A. Eckroth, Executive Vice President
   and Treasurer (Principal Financial and
   Accounting Officer)

by
   ------------------------------------------
   John J. Gallagher, Director

by /s/ Ronald P. Groebe
   ------------------------------------------
   Ronald P. Groebe, Director


             SIGNATURE AND TITLE
---------------------------------------------

by /s/ Lael W. Mathis*
   ------------------------------------------
   Lael W. Mathis, Director

by /s/ Jack Payan*
   ------------------------------------------
   Jack Payan, Director

by /s/ Arthur E. Sieloff*
   ------------------------------------------
   Arthur E. Sieloff, Director

by /s/ John L. Sterling*
   ------------------------------------------
   John L. Sterling, Director

by
   ------------------------------------------
   Chester Stranczek, Director

by /s/ Arthur G. Tichenor*
   ------------------------------------------
   Arthur G. Tichenor, Director

by /s/ Dominick J. Velo*
   ------------------------------------------
   Dominick J. Velo, Director

*Signed by /s/ Frederick J. Sampias
             --------------------------------
             Frederick J. Sampias
             Attorney-in-Fact

                       HERITAGE FINANCIAL SERVICES, INC.

                                 EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

EXHIBIT
NUMBER                     DESCRIPTION AND FILING OR INCORPORATION REFERENCE
------    -----------------------------------------------------------------------------------
 2(a)     Merger Agreement dated as of April 25, 1994, by and between Midlothian State Bank and Heritage Bank Midlothian and joined in by Heritage Financial Services, Inc.
          (incorporated by reference to the Registrant's Current Report on Form 8-K dated
          July 8, 1994).
 2(b)     Supplemental Agreement dated as of April 25, 1994, by and among Ollie J. Yates,
          Eugene J. Winston, Peter J. Feil, Joseph Krol and Henry J. Milen ("Sellers"),
          Midlothian State Bank and Heritage Financial Services, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K dated July 8, 1994).
 2(c)     Stock Purchase Agreement dated September 28, 1995, by and among Heritage Financial
          Services, Inc., Old Kent Financial Corporation and Old Kent-Illinois, Inc. and List
          of exhibits thereto (filed herewith).
 3(a)     Articles of Incorporation of the Registrant (incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
 3(b)     By-laws of the Registrant (incorporated by reference to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1994).
 4(a)     Articles of Incorporation (See Exhibit 3(a) above).
 4(b)     Specimen Common Share Certificate (incorporated by reference to the Registrant's
          Registration Statement (No. 33-8693) on Form S-1, effective October 14, 1986, File
          No. 0-15059).
 4(c)     By-laws (See Exhibit 3(b) above).
 9(a)     Voting Trust Agreement dated as of December 31, 1985 among Carl C. Greer as voting trustee and individually; James A. Henshall, Jr., Herbert A. Vance, Jr., Melinda
          Martin Vance, Joyce Martin Brown, and Eloise W. Martin, all individually; trustees of the testamentary trusts created under the Will of Harold T. Martin, Deceased;
          and certain corporations and Amendment dated as of September 10, 1986 (incorporated by reference to the Registrant's Registration Statement (No. 33-8693) on Form S-1,
          effective October 14, 1986, File No. 0-15059).
 9(b)     Extension of Voting Trust Agreement dated as of December 31, 1985 (filed herewith).
10(a)     1987 Stock Option Plan, including Amendment (incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).
10(b)     1990 Executive Equity Incentive Plan (incorporated by reference to the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1990).
10(c)     Indemnification Agreement dated June 12, 1990 between the Registrant and Ronald P.
          Groebe (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990) and Schedule of Indemnification Agreements
          executed by other Directors of the Registrant (incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
10(d)     Amended and Restated Employment Agreement dated as of January 19, 1995 between the
          Registrant and Ronald P. Groebe and Schedule of Employment Agreements executed by
          Richard T. Wojcik, Frederick J. Sampias and Paul A. Eckroth (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1994).

                       HERITAGE FINANCIAL SERVICES, INC.

                    (Pursuant to Item 601 of Regulation S-K)

EXHIBIT
NUMBER                     DESCRIPTION AND FILING OR INCORPORATION REFERENCE
------    -----------------------------------------------------------------------------------
10(e)     (i) Agreement to Substitute Deferred Compensation Trust and (ii) Deferred
          Compensation Trust Under Heritage Financial Services Plan(s), each dated as of
          January 19, 1995 between the Registrant and Dominick J. Velo as Trustee
          (incorporated by reference to the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1994).
10(f)     Amended and Restated Employment Termination Benefits Agreement dated as of January
          19, 1995 between the Registrant and John E. Barry (incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
10(g)     Amended and Restated Limited Employment Termination Benefits Agreement dated as of
          January 19, 1995 between the Registrant and Ramesh L. Ajwani and Schedule of
          Amended and Restated Limited Employment Termination Benefits Agreements between the
          Registrant and Each of Susan G. Peterson and Albert A. Stroka (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1994).
10(h)     Lease agreement, dated May 1, 1989, between Heritage Bank Crestwood and Marbil
          (incorporated by reference to the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1989).
10(i)     Lease agreement, dated May 1, 1989, between Heritage Bremen Bank and Trust Company and Leo Koszulinski (incorporated by reference to the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1989).
   11     Statement Re Computation of Per Share Earnings (filed herewith).
   21     Subsidiaries of Registrant (filed herewith).
23(a)     Consent of Arthur Andersen LLP (filed herewith).
23(b)     Consent of Deloitte & Touche LLP (filed herewith).
   24     Power of Attorney (filed herewith).
   27     Financial Data Schedule (filed herewith).

-------------------------

     Heritage Financial Services, Inc. will furnish those of the above exhibits which are filed herewith to requesting security holders.