Form 10-Q
period 1996-03-31
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1996-05-13
CIK 355946

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                           March 31,     December 31
                                               1996             1995
ASSETS
Cash and due from banks                     $46,967          $44,268
Federal funds sold and
 interest-bearing deposits                   15,692            5,611
                                             ------           ------
   Total cash and cash equivalents           62,659           49,879

Securities:
   Held-to-maturity
   (market value: $111,288 in 1996 and
    $99,306 in 1995)                        111,572           97,456
   Available-for-sale, at market            363,641          318,159
                                            -------          -------
      Total securities                      475,213          415,615

Loans, net of unearned income               614,694          569,494
   Less: allowance for loan losses           (9,582)          (8,477)
                                            -------          -------
      Net loans                             605,112          561,017

Premises and equipment                       18,771           16,304
Goodwill and core deposit intangibles        19,882           13,554
Other assets                                 10,416            9,999
                                         ----------       ----------
          TOTAL ASSETS                   $1,192,053       $1,066,368
                                         ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                            $168,376         $161,400
NOW accounts                                 83,794           71,467
Money market accounts                       114,941          103,940
Savings deposits                            221,478          201,542
Time deposits                               437,019          376,943
                                           --------         --------
      Total deposits                      1,025,608          915,292
Securities sold under agreements to
 repurchase                                  45,063           47,002
Notes payable                                14,000              -
Other liabilities                             8,752            7,291
                                          ---------          -------
      TOTAL LIABILITIES                   1,093,423          969,585

Shareholders' Equity
   Preferred shares - no par value; shares
    authorized:12,000,000;
    shares issued: none                        -                 -
   Common shares - $.625 par value; shares
    authorized: 16,000,000;
    shares issued: 7,963,559 in 1996 and
    7,939,359 in 1995                         4,977           4,962
   Surplus                                   17,617          17,499
   Retained earnings                         75,123          72,681
   Net unrealized gains on securities, net
    of tax                                      913           1,641
                                             ------          ------
      TOTAL SHAREHOLDERS' EQUITY             98,630          96,783
                                             ------          ------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY              $1,192,053      $1,066,368
                                         ==========      ==========

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                             Three Months Ended
                                                  March 31
                                             ------------------
                                                1996       1995
                                             -------      -----
INTEREST INCOME
    Loans, including fees                    $12,831    $11,507
    Securities:
       Taxable                                 5,556      3,951
       Exempt from federal income taxes        1,466        989
    Federal funds sold and interest-bearing
     deposits                                    236        694
                                              ------     ------
       TOTAL INTEREST INCOME                  20,089     17,141
                                              ------     ------
INTEREST EXPENSE
    Deposits                                   8,708      6,749
    Securities sold under agreements to
     repurchase                                  495        327
    Notes payable                                144         89
                                              ------     ------
       TOTAL INTEREST EXPENSE                  9,347      7,165
                                              ------     ------
       NET INTEREST INCOME                    10,742      9,976
                                              ------     ------
Provision for loan losses                        100         50
                                              ------     ------
       NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                        10,642      9,926
                                              ------     ------
OTHER INCOME
    Service charges on deposit accounts          957      1,012
    Income for trust services                    191        183
    Investment product fees                      219        271
    Other operating income                       306        261
    Securities gains                               9          4
                                              ------     ------
       TOTAL OTHER INCOME                      1,682      1,731
                                              ------     ------
OTHER EXPENSE
    Salaries and employee benefits             4,140      3,895
    Net occupancy expense                        719        655
    Equipment expense                            418        382
    Federal deposit insurance premiums             4        457
    Data processing expense                      276        194
    Amortization of intangible assets            513        399
    Other operating expenses                   1,294      1,114
                                              ------     ------
       TOTAL OTHER EXPENSE                     7,364      7,096
                                              ------     ------
       INCOME BEFORE INCOME TAXES              4,960      4,561
                                              ------     ------
Income tax expense                             1,483      1,500
                                              ------     ------
       NET INCOME                             $3,477     $3,061
                                              ======     ======
NET INCOME PER COMMON SHARE:
    Primary                                    $0.42      $0.37
    Fully diluted                              $0.42      $0.37

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING:
    Primary                                8,324,841  8,283,737
    Fully diluted                          8,324,841  8,292,122

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                              Three Months Ended
                                                     March
                                              -------------------
                                                    1996      1995
                                               ---------   -------
OPERATING ACTIVITIES
   Net income                                     $3,477    $3,061
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Discount accretion on securities               (314)     (248)
     Deferred loan fee accretion                    (113)      (88)
     Provision for loan losses                       100        50
     Securities gains                                 (9)       (4)
     Depreciation and amortization                   416       425
     Deferred income taxes                          (145)     (109)
     Net amortization of purchase accounting
      adjustments                                    620       495
     Increase in accrued interest income          (1,267)     (791)
     Increase in accrued interest expense            106       318
     Other, net                                      669      (316)
                                                   -----     -----
        NET CASH PROVIDED BY OPERATING ACTIVITIES  3,540     2,793
                                                   -----     -----
INVESTING ACTIVITIES
   Securities held-to-maturity:
     Proceeds from maturities, repayments
      and calls                                    1,963     7,545
     Purchases                                   (13,934)  (42,270)
   Securities available-for-sale:
     Proceeds from maturities, repayments
      and calls                                   27,457     3,451
     Purchases                                   (24,735)   (4,214)
   Net increase in loans                          (9,730)   (3,898)
   Purchases of premises and equipment              (719)     (345)
   Proceeds from the sale of premises
     and equipment                                     2        15
   Proceeds from sales of other real estate owned    299       102
   Cash and cash equivalents of acquisition
     less the purchase price                      (7,798)       -
                                                  ------    ------
        NET CASH USED IN INVESTING ACTIVITIES    (27,195)  (39,614)
                                                  ------    ------
FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
    NOW and money market accounts and savings
     deposits                                      2,866   (18,777)
   Net increase in time deposits                  26,319    59,046
   Net increase (decrease) in securities sold
    under agreements to repurchase                (5,848)    4,313
   Proceeds from notes payable                    14,000    -
   Principal payments on notes payable            -         (2,000)
   Proceeds from stock option exercises              133       117
   Dividends paid                                 (1,035)     (873)
                                                  ------    ------
    NET CASH PROVIDED FROM FINANCING ACTIVITIES   36,435    41,826
                                                  ------    ------
NET INCREASE IN CASH AND CASH EQUIVALENTS         12,780     5,005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  49,879    86,156
                                                  ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $62,659   $91,161
                                                  ======    ======
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                  $9,279    $6,883
   Income taxes paid                              -             14

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Form 10-K.

EARNINGS PER SHARE

Primary and fully diluted earnings per common share for the three months ended March 31, 1996 and 1995 are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares, assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method.

NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. The adoption of SFAS 121 did not effect the Company's financial condition or results of operations.

As of January 1, 1996, the Company adopted the provisions SFAS 122, "Accounting for Mortgage Servicing Rights". SFAS 122 provides guidance on the accounting for mortgage servicing rights and the evaluation and recognition of impairment of mortgage servicing rights. The provisions of SFAS 122 do not currently impact the Company since it sells mortgage loans to investors on a servicing released basis.

As of January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. The Company has elected to continue to account for employee stock compensation plans under APB Opinion 25 and related Interpretations.






HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


ACQUISITION

On February 2, 1996, the Company acquired all of the common shares of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lockport have been included in the consolidated statement of income from the date of acquisition. In connection with the acquisition, the Company acquired assets with an aggregate fair value of $104,375,000 and assumed deposits and other liabilities of $87,555,000.

LOANS

     The following table summarizes loan balances by category (in thousands):
                               March 31,     December 31,
                                   1996             1995
                               --------         --------
Commercial and industrial      $141,899         $130,508
Commercial real estate          150,368          145,080
Construction                     12,991            8,645
Residential real estate         220,777          200,323
Home equity                      76,990           73,525
Other consumer                   13,808           13,782
                                -------          -------
   Gross Loans                  616,833          571,863
                                -------          -------
Less: unearned income            (2,139)          (2,369)
                                -------          -------
   Total                       $614,694         $569,494
                                =======          =======

LITIGATION

     On May 16, 1995, Federal Insurance Company ("Federal"), a subrogee of SSM Health Care ("SSM"), filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois alleging that the Company had made unauthorized wire transfers. The wire transfers were made at the request of a former SSM officer who allegedly diverted the funds and defrauded SSM. As the insurer of SSM, Federal honored SSM's claim of loss incurred as a result of the employee defalcation. The lawsuit seeks damages in the amount of $1,247,500 plus interest and legal costs. The Company believes it has meritorious defenses and is vigorously defending its position. Management believes, after discussions with counsel, that the outcome of this litigation will not have a material impact on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The following represents management's analysis of the Company's results of operations for the three month period ended March 31, 1996 and 1995 and its consolidated financial condition at March 31, 1996 as compared to December 31, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     On February 2, 1996, the Company acquired all of the common shares of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. At the acquisition date Lockport had total assets of approximately $104 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lockport have been included in the consolidated statement of income from the date of acquisition.

ANALYSIS OF INCOME STATEMENTS

SUMMARY OF OPERATIONS

     Net income in the first quarter of 1996 increased to $3,477,000, up 14% from $3,061,000 earned in the same quarter of 1995. On a fully diluted basis, earnings per share for the quarterly period increased to 42 cents per share compared to 37 cents per share earned in the first quarter of 1995. Higher earnings in the 1996 period were principally due to an increase in net interest income and lower FDIC deposit insurance premiums.

NET INTEREST INCOME

     First quarter net interest income was $10,742,000, an increase of $766,000 or 8% compared with the first quarter of 1995. The growth in net interest income in 1996 was attributable to an increase in the volume of average earning assets, partially off set by a reduction in the net interest spread.

     Average earning assets for the 1996 first quarter were $1.058 billion, up $168 million or 19% compared to the same quarter a year ago. The higher levels of average earning assets were primarily the result of strong deposit growth in the twelve month period ending March 31, 1996. The increase also reflects approximately $64 million of average earning assets of Lockport, which was acquired on February 2, 1996.

     On a taxable equivalent basis, the annualized net interest spread in the first quarter decreased to 3.67% compared to 4.13% in the 1995 quarter. The change in the net interest rate spread reflected a decrease of .13% in the yield on average earning assets and an increase of .33% in the rate paid on interest-bearing liabilities. The decrease in the yield on earning assets was primarily due to lower rates earned on prime-based floating-rate loans and new tax-exempt securities. Higher rates paid on interest-bearing liabilities were primarily due to increases in interest rates paid on time deposits and money market accounts. Changes in the deposit mix and premium rates paid on short-term deposit promotions also resulted in increased funding costs in 1996.

     Another factor contributing to the decrease in the net interest spread was the flattening of the treasury yield curve throughout 1995. As the yield curve flattened, the spreads between long-term and short-term market interest rates compressed. In general, the flattening yield curve reduced the interest spreads earned on new loans and securities compared to the cost of funds. During the first quarter of 1996, the level of intermediate and long-term market interest rates increased resulting in a steepening of the yield curve. The Company cannot predict whether the recent changes in the yield curve environment will continue or be sustained.


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

     The changes in the allowance for loan losses for the three months ended
March 31, 1996 and 1995 were as follows (in thousands):
                                Three Months Ended
                                      March 31,
                                --------------------
                                   1996          1995
                                  -----         -----
Balance at beginning of period   $8,477        $8,720
   Allowance of acquired bank     1,179            -
   Provision for loan losses        100            50
   Loan charge-offs                (231)         (145)
   Loan recoveries                   57            47
                                  -----         -----
Balance at beginning of period   $9,582        $8,672
                                  =====         =====

Net charge-offs to average loans   0.12%         0.08%

Allowance for loan losses to loans 1.56%         1.64%

Allowance for loan losses to
   nonperforming loans              193%          174%


     The increase in the provision for loan losses in 1996 was primarily the result of the increase in net charge-offs during the three month period.

     The following table sets forth an allocation of the allowance for loan losses and the percent of loans in each category to total loans outstanding for the periods and categories shown (in thousands):
                                 March 31, 1996      December 31, 1995
                                 --------------      -----------------
                                 Amount       %         Amount       %
                                 ------      --         ------      --
Commercial and industrial       $2,432       23        $2,077       23
Commercial real estate           4,450       24         4,100       25
Construction                       -          2         -            2
Residential real estate          1,900       36         1,550       35
Home equity and other consumer     800       15           750       15
                                 -----      ---         -----      ---
   Total                        $9,582      100        $8,477      100
                                 =====      ===         =====      ===

     Changes in the allocation of the allowance to individual loan categories since December 31, 1995 were primarily the result of changes in management's risk assessment and assignment of unallocated reserves. Notwithstanding management's allocation of the allowance, the entire allowance for loan losses is available to absorb losses in any particular category of loans.

ASSET QUALITY

NONPERFORMING ASSETS

     The following table sets forth the Company's nonperforming assets and asset quality ratios (in thousands):
                               March 31,         December 31,
                                   1996                 1995
                               --------          -----------
Nonaccrual loans                 $3,850               $3,919
Loans past due 90 days or more    1,105                  938
                                  -----                -----
   Total nonperforming loans      4,955                4,857
                                  -----                -----
Other real estate owned             465                  760
                                  -----                -----
   Total nonperforming assets    $5,420               $5,617

Restructured loans                   -                   -
                                  =====                =====

Nonperforming loans to loans       0.81%                0.85%
Nonperforming assets to loans
   plus OREO                       0.88%                0.98%

IMPAIRED LOANS

     The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category (in thousands):
                                Amount of Impaired Loans
                        --------------------------------
                        No Valuation    Valuation            Amount of
                           Allowance    Allowance            Valuation
                            Required     Required   Total    Allowance
                        ------------    ---------   -----    ---------
March 31, 1996
Commercial and industrial       $274         $697    $971       $228
Commercial real estate         3,882        1,042   4,924        260
Residential real estate          903          349   1,252         66
                               -----        -----   -----        ---
Total impaired loans          $5,059       $2,088  $7,147       $554
                               =====        =====   =====        ===
December 31, 1995
Commercial and industrial       $271         $796  $1,067       $285
Commercial real estate         3,312        1,410   4,722        486
Residential real estate        1,104          134   1,238         51
                               -----        -----   -----        ---
Total impaired loans          $4,687       $2,340  $7,027       $822
                               =====        =====   =====        ===

     The average recorded investment in impaired loans for the three months ended March 31, 1996 was approximately $7,087,000. Interest income recognized on impaired loans in the 1996 first quarter totaled $98,000 compared to $76,000 in the same period a year ago. Included in the balance of impaired loans at March 31, 1996, are $590,000 of loans 90 days or more past due and $3,278,000 of nonaccrual loans.

OTHER INCOME

     Other income, excluding securities transactions, for the three months ended March 31, 1996 decreased $54,000 compared to the same period in 1995. Service charges on deposit accounts, the primary component of other income, decreased $55,000 or 5% and investment product fees decreased $52,000 or 19% from the year ago quarter.

OTHER EXPENSE

     Other expense in the 1996 first quarter increased $268,000 or 4% compared to the same period in 1995. The growth in other expense categories was largely attributable to the additional operating expenses of Lockport, partially offset by the reduction in deposit insurance premiums.

     Salaries and employee benefits, the largest component of other expenses, increased $245,000 or 6% compared to the 1995 first quarter. At March 31, 1996, the number of full-time equivalent employees totaled 463 compared to 434 at December 31, 1995 and 431 at March 31, 1995.

     For the three months ended March 31, 1996, FDIC deposit insurance premiums decreased $453,000 or 99% compared with the same period in 1995. The decrease reflects a reduction in the BIF assessment rate from 23 cents per $100 in the 1995 first quarter to zero for the same period in 1996. While the FDIC has set the BIF assessment rate at zero for the first six months of 1996, there are no assurances that future assessment rates will remain at that level.

INCOME TAXES

     Income tax expense for the three months ended March 31, 1996 decreased $17,000 compared to the same period in 1995. The Company's effective tax rate (income tax expense divided by net income before taxes) decreased to 29.9% in 1996 compared to 32.9% in the same period a year ago. The decrease in income tax expense in 1996 was primarily due to an increase in the amount of tax-exempt income earned on state and municipal securities.

ANALYSIS OF BALANCE SHEETS

ASSETS
     Total assets at March 31, 1996 were $1.192 billion, an increase of $126 million compared to December 31, 1995. The growth in all asset categories was primarily due to the acquisition of Lockport in February, 1996. Including Lockport balances, changes in total assets since December 31, 1995 reflect increases of $60 million in securities, $44 million in net loans and a $13 million in cash and cash equivalents. In the first quarter of 1996 the Company purchased $19 million of fixed rate CMOs and REMICs with average lives of 4 to 5 years and $14 million of bank-qualified tax-exempt securities. The Company continued to experience increased loan demand despite higher market interest rates in the first quarter. Excluding the loans acquired from Lockport, net loans increased approximately $10 million from the year-end 1995.

LIABILITIES

     The Company's funding sources, consisting of deposits and short-term borrowings, increased $122 million since December 31, 1995. The increase in funding sources was primarily due to the additional deposits provided by Lockport. Including Lockport balances, changes in funding sources since year end reflect increases of $19 million in demand deposits and NOW accounts, $31 million in money market accounts and savings deposits and $60 million in time deposits. Approximately $27 million of the increase in time deposits resulted from a five-month, premium-rate certificate of deposit promotion offered in February and March, 1996.
     To fund a majority of the Lockport purchase price, the Company borrowed $14 million under an unsecured $20 million revolving line of credit established with an unrelated financial institution. The borrowings are structured as revolving notes and bear interest at either prime floating or may, at the Company's option, be fixed at 1% above LIBOR for periods up to one year. Periodic interest payments are required on revolving notes. On January 1, 1998, the unpaid principal balance of the revolving notes will convert into a term loan. The Company is required to make quarterly principal reductions beginning January 1, 1998. The weighted average interest rate on notes payable at March 31, 1996 was 6.31%.

CAPITAL

     At March 31, 1996 total shareholders' equity increased to $98.6 million, up $1.8 million from December 31, 1995. The growth in equity reflects the retention of current year earnings, less dividends paid, plus the proceeds from the issuance of 24,000 common shares pursuant to the exercise of stock options. The change in equity also reflects a $728,000 decrease in the market value of securities available-for-sale.

     The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At March 31, 1996, the Company's consolidated Tier 1 and total risk-based capital ratios were 11.79% and 13.04%, respectively. The Company's leverage ratio at quarter-end was 6.95%. Presently the Company has no commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund commitments that may arise in the future.

LIQUIDITY

     Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Liquidity of Heritage Bank is primarily maintained by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities. At March 31, 1996 federal funds sold and securities having contractual maturities of one year or less totaled $52 million. In addition to these funds, the Bank expects to receive approximately $68 million of payments on mortgage-backed and asset-backed securities over the next twelve months. These cash flow projections are based on the consensus prepayment estimates of securities brokers. For the three and twelve months ended March 31, 1996, the aggregate principal payments received on these securities totaled approximately $16 million and $51 million, respectively.

     The Bank's immediate liquidity needs have historically been met by federal funds sold and cash flows from securities. Other sources of potential liquidity include the sale of securities classified as available for sale, borrowings up to $35 million under informal federal funds lines with correspondent banks and advances under a $112 million credit facility with the Federal Home Loan Bank.

     For the parent company, Heritage Financial Services, Inc.("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank. Regulatory authorities limit the amount of dividends which can be paid by Heritage Bank without prior approval from such authorities. At March 31, 1996, the amount of undistributed earnings of Heritage Bank available for the payment of dividends within such limitations is more than adequate to fund the anticipated cash requirements of HFS.

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)  Exhibit 11 - Statement Re Computation of Per Share Earnings
     (included at page 13).


(b) There were no reports on Form 8-K filed by the registrant during the quarter ending March 31, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               HERITAGE FINANCIAL SERVICES, INC.
                                    (Registrant)




Date:  May 13, 1996 by   /s/ Frederick J. Sampias
                             Frederick J. Sampias
                             President
                            (Duly Authorized Officer)



Date:  May 13, 1996 by   /s/ Paul A. Eckroth
                             Paul A. Eckroth
                             Executive Vice President and Treasurer
                            (Principal Financial and Chief Accounting Officer)