Form 10-Q
period 1996-06-30
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1996-08-06
CIK 355946

- ------------------------------------------------------------------
- ------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                           --------------------

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996,

                         ------------------------
                      COMMISSION FILE NUMBER 0-15059
                         ------------------------

                     HERITAGE FINANCIAL SERVICES, INC.
          (Exact name of registrant as specified in its charter)

                                 ILLINOIS
                      (State or other jurisdiction of
                      incorporation or organization)

                       17500 SOUTH OAK PARK AVENUE,
                           TINLEY PARK, ILLINOIS
                 (Address of principal executive offices)

                                36-3139645
                   (IRS Employer Identification Number)

                                   60477
                                (Zip Code)

                              (708) 532-8000
           (Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed from last report: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                          Yes   X        No

The number of shares outstanding of each of the issuer's classes of common stock was 7,914,809 shares of common stock, par value $.625, outstanding at AUGUST 1, 1996.

- -----------------------------------------------------------------
- -----------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

                                    June 30,      December 31
                                       1996           1995
ASSETS
Cash and due from banks               $40,806        $44,268
Federal funds sold and
  interest-bearing deposits            11,641          5,611
                                       ------         ------
 Total cash and cash equivalents       52,447         49,879
                                       ------         ------
Securities:
   Held-to-maturity
   (market value: $114,448 in 1996
    and $99,306 in 1995)              115,879         97,456
   Available-for-sale, at market      357,564        318,159
                                      -------        -------
      Total securities                473,443        415,615

Loans, net of unearned income         626,963        569,494
   Less: allowance for loan losses     (9,456)        (8,477)
                                      -------        -------
      Net loans                       617,507        561,017

Premises and equipment                 18,858         16,304
Goodwill and core deposit intangibles  19,308         13,554
Other assets                           11,686          9,999
                                   ----------     ----------
      TOTAL ASSETS                 $1,193,249     $1,066,368
                                   ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                      $172,460       $161,400
NOW accounts                           76,191         71,467
Money market accounts                 109,286        103,940
Savings deposits                      216,208        201,542
Time deposits                         452,348        376,943
                                    ---------        -------
      Total deposits                1,026,493        915,292
Securities sold under agreements
 to repurchase                         48,817         47,002
Notes payable                          10,750           -
Other liabilities                       8,266          7,291
                                    ---------        -------
      TOTAL LIABILITIES             1,094,326        969,585
                                    ---------        -------
Shareholders' Equity
   Preferred shares - no par value;
   shares authorized: 12,000,000;
   shares issued: none                    -              -
   Common shares - $.625 par value;
   shares authorized: 16,000,000;
   shares issued: 7,964,309 in 1996
   and 7,939,359 in 1995                4,978          4,962
   Surplus                             17,630         17,499
   Retained earnings                   77,847         72,681
   Net unrealized gains (losses)
    on securities, net of tax          (1,532)         1,641
   Less:  Treasury stock                  -              -
                                       ------         ------
      TOTAL SHAREHOLDERS' EQUITY       98,923         96,783
                                       ------         ------
   TOTAL LIABILITIES AND           ----------     ----------
       SHAREHOLDERS' EQUITY        $1,193,249     $1,066,368
                                   ==========     ==========

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                           Six Months Ended
                                                June 30,
                                       ---------------------
                                           1996         1995
                                       --------      -------
INTEREST INCOME
Loans, including fees                    $26,194      $23,408
Securities:
  Taxable                                 11,537        8,778
  Exempt from federal income taxes         3,023        2,067
Federal funds sold and interest-bearing
 deposits                                    350        1,265
                                         -------      -------
TOTAL INTEREST INCOME                     41,104       35,518
                                         -------      -------
INTEREST EXPENSE
Deposits                                  17,643       14,729
Short-term borrowings                        900          688
Notes payable                                324          145
                                         -------      -------
TOTAL INTEREST EXPENSE                    18,867       15,562
                                         -------      -------
NET INTEREST INCOME                       22,237       19,956
Provision for loan losses                    200          100
                                         -------      -------
Net interest income after provision
 for loan losses                          22,037       19,856
                                         -------      -------
OTHER INCOME
Service charges on deposit accounts        2,032        2,036
Income for trust services                    393          370
Investment product fees                      611          440
Other operating income                       570          495
Securities gains                              12          198
                                         -------      -------
TOTAL OTHER INCOME                         3,618        3,539
                                         -------      -------
OTHER EXPENSE
Salaries and employee benefits             8,435        7,661
Net occupancy expense                      1,452        1,266
Equipment expense                            818          783
Federal deposit insurance premiums             8          915
Data processing expense                      581          415
Amortization of intangible assets          1,087          801
Other operating expenses                   2,734        2,313
                                         -------      -------
TOTAL OTHER EXPENSE                       15,115       14,154
                                         -------      -------
Income before income taxes                10,540        9,241
Income tax expense                         3,294        2,965
                                         -------      -------
NET INCOME                                $7,246       $6,276
                                         =======      =======
Net income per common share:
Primary                                    $0.87        $0.76
Fully diluted                              $0.87        $0.76

Weighted average common and common equivalent
    shares outstanding:
Primary                                 8,340,697    8,288,510
Fully diluted                           8,370,759    8,294,116

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                               Three Months Ended
                                                     June 30,
                                               --------------------
                                                  1996         1995
                                               -------       ------
INTEREST INCOME
   Loans, including fees                       $13,363      $11,901
   Securities:
      Taxable                                    5,981        4,827
      Exempt from federal income taxes           1,557        1,078
   Federal funds sold and interest-bearing
     deposits                                      114          571
                                                ------       ------
      TOTAL INTEREST INCOME                     21,015       18,377
                                                ------       ------
INTEREST EXPENSE
   Deposits                                      8,935        7,980
   Short-term borrowings                           405          361
   Notes payable                                   180           56
                                                 -----        -----
      TOTAL INTEREST EXPENSE                     9,520        8,397
                                                 -----        -----
      NET INTEREST INCOME                       11,495        9,980
                                                ------        -----
Provision for loan losses                          100           50
                                                ------        -----
      NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                           11,395        9,930
                                                ------        -----
OTHER INCOME
   Service charges on deposit accounts           1,075        1,024
   Income for trust services                       202          187
   Investment product fees                         392          169
   Other operating income                          264          234
   Securities gains                                  3          194
                                                 -----        -----
      TOTAL OTHER INCOME                         1,936        1,808
                                                 -----        -----
OTHER EXPENSE
   Salaries and employee benefits                4,295        3,766
   Net occupancy expense                           733          611
   Equipment expense                               400          401
   Federal deposit insurance premiums                4          458
   Data processing expense                         305          221
   Amortization of intangible assets               574          402
   Other operating expenses                      1,440        1,199
                                                 -----        -----
      TOTAL OTHER EXPENSE                        7,751        7,058
                                                 -----        -----
      INCOME BEFORE INCOME TAXES                 5,580        4,680
                                                 -----        -----
Income tax expense                               1,811        1,465
                                                 -----        -----
      NET INCOME                                $3,769       $3,215
                                                ======       ======
Net income per common share:
   Primary                                       $0.45        $0.39
   Fully diluted                                 $0.45        $0.39

Weighted average common and common equivalent
    shares outstanding:
   Primary                                  8,356,554     8,292,840
   Fully diluted                            8,374,511     8,295,323

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                 Six Months Ended
                                                     June 30,
                                                 -----------------
                                                   1996        1995
                                                 ------      ------
OPERATING ACTIVITIES
  Net income                                    $7,246      $6,276
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Discount accretion on securities              (700)       (492)
    Deferred loan fee accretion                   (258)       (137)
    Provision for loan losses                      200         100
    Securities gains                               (12)       (198)
    Depreciation and amortization                  841         851
    Deferred income taxes                         (317)       (220)
    Net amortization of purchase accounting
     adjustments                                 1,339         987
    Increase in accrued interest income           (645)       (686)
    Increase in accrued interest expense           451         481
    Other, net                                    (445)     (1,576)
                                                -------     -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES 7,700       5,386
                                                -------     -------
INVESTING ACTIVITIES
  Securities held-to-maturity:
    Proceeds from maturities, repayments
    and calls                                    2,565      16,159
    Purchases                                  (18,679)    (69,743)
  Securities available-for-sale:
    Proceeds from sales                            -         7,962
    Proceeds from maturities, repayments
    and calls                                   50,489      11,433
    Purchases                                  (45,535)    (10,440)
  Net increase in loans                        (22,412)    (21,248)
  Purchases of premises and equipment           (1,249)       (596)
  Proceeds from the sale of premises and
    equipment                                        2          15
  Proceeds from sales of other real estate
    owned                                          670         102
  Purchase price of acquired bank net of
    cash and cash equivalents                   (7,798)     -
                                               --------    --------
       NET CASH USED IN INVESTING ACTIVITIES   (41,947)    (66,356)
                                               --------    --------
FINANCING ACTIVITIES
  Net decrease in demand deposits, NOW and money
   market accounts and savings deposits         (11,578)     (6,294)
  Net increase in time deposits                  41,670      72,702
  Net increase (decrease) in securities sold
   under agreements to repurchase                (2,094)     12,948
  Proceeds from notes payable                    14,000      -
  Principal payments on notes payable            (3,250)     (3,500)
  Proceeds from stock option exercises              147         128
  Dividends paid                                 (2,080)     (1,747)
                                                --------    --------
       NET CASH PROVIDED FROM FINANCING
             ACTIVITIES                          36,815      74,237
                                                --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS         2,568      13,267
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 49,879      86,156
                                                -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $52,447     $99,423
                                                =======     =======
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                 $18,476     $15,153
  Income taxes paid                               3,305       3,131

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Loans transferred to other real estate owned     $205          $0

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
     The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

EARNINGS PER SHARE

     Primary and fully diluted earnings per common share for the three and six months ended June 30, 1996 and 1995 are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares, assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method.

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

LOANS

     The following table summarizes loan balances by category (in thousands):

                                             June 30,   December 31,
                                                1996           1995
                                            --------       --------
Commercial and industrial                   $141,067       $130,508
Commercial real estate                       146,627        145,080
Construction                                  15,761          8,645
Residential real estate                      231,301        200,323
Home equity                                   81,795         73,525
Other consumer                                12,331         13,782
                                           ---------       --------
  Gross loans                                628,882        571,863
Less: unearned income                         (1,919)        (2,369)
                                           ---------       ---------
  Total                                     $626,963       $569,494
                                           =========       ========

COMMON SHARES

     On June 19, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 shares of common shares to be used for the issuance of shares under the Company's stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. At June 30, 1996, no shares were repurchased under the program.


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


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following represents management's analysis of the Company's results of operations for the three and six month periods ended June 30, 1996 and 1995 and its consolidated financial condition at June 30, 1996 as compared to December 31, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10Q.

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

ANALYSIS OF INCOME STATEMENTS

SUMMARY OF OPERATIONS
     Net income in the second quarter of 1996 increased to $3,769,000, up 17% from $3,215,000 earned in the same quarter of 1995. On a fully diluted basis, earnings per share for the quarterly period increased to 45 cents per share, up 15% from 39 cents per share earned in the second quarter of 1995. For the six months ended June 30, 1996, net income was $7,246,000, up 15% compared to $6,276,000 in the first half of 1995. Earnings per share for the six month period were 87 cents, up 14% compared to 76 cents in the same period in 1995. Higher earnings in both periods were primarily due to increases in net interest income and lower FDIC deposit insurance premiums.

NET INTEREST INCOME

     Second quarter net interest income was $11,495,000, an increase of $1,515,000 or 15% compared with the second quarter of 1995. For the six months ended June 30, 1996, net interest income increased
$2,281,000 or 11% compared to 1995. The growth in net interest income for the three and six month periods was due to increases in the volume of average earning assets, partially offset by reductions in net interest spreads.
     For the six months ended June 30, 1996, average earning assets increased $169 million or 19% compared to the same period in 1995.
The growth in average earning assets reflects strong internal deposit growth over the past twelve months and the additional earning assets of Lockport.

     On a taxable equivalent basis, the annualized net interest spread in the 1996 second quarter decreased to 3.78% compared to 3.83% in the 1995 quarter. For the first six months of 1996 the net interest spread decreased to 3.72% from 3.97% in the year ago period. On a year-to-date basis, the change in the net interest spread reflected a decrease of .17% in the yield on average earning assets and an increase of .08% in the rate paid on interest-bearing liabilities. The decline in the yield on earning assets was primarily due to lower rates earned on prime-based floating-rate loans and new tax-exempt securities and residential real estate loans. The slight increase in the rate paid on interest-bearing liabilities was primarily due to higher interest rates paid on time deposits and money market accounts. Changes in the deposit mix and premium rates paid on short-term time deposit promotions contributed to the increase in funding costs for the first six months in 1996.

     Another factor contributing to lower net interest spreads for the three and six month periods was a flattening of the treasury yield curve. Throughout 1995, the yield curve flattened as the spreads between long-term and short-term market interest rates compressed. In general, a flattening yield curve reduces the interest spreads earned on new loans and securities compared to the cost of funds. During the first half of 1996, the yield curve steepened as intermediate and long-term market interest rates increased while short-term interest rates remained relatively unchanged. The Company cannot predict whether the recent changes in the yield curve environment will continue or be sustained.
However, changes in the yield curve will continue to impact the spread earned on average earning assets.

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

     The changes in the allowance for loan losses for the three and six months ended June 30, 1996 and 1995 were as follows (in
thousands):
                             Three Months Ended   Six Months Ended
                                    June 30,           June 30,
                             ------------------   ----------------
                                 1996     1995        1996     1995
                             --------   ------    --------   ------
Balance at beginning of period $9,582   $8,672      $8,477   $8,720
  Allowance of acquired bank      -        -         1,179      -
  Provision for loan losses       100       50         200      100
  Loan charge-offs               (257)    (143)       (488)    (288)
  Loan recoveries                  31      113          88      160
                             --------   ------      ------   ------
Balance at end of period       $9,456   $8,692      $9,456   $8,692
                             ========   ======      ======   ======

Net charge-offs to average loans 0.15%    0.02%       0.13%    0.05%

Allowance for loan losses to
  loans                          1.51%    1.59%       1.51%    1.59%

Allowance for loan losses to
  nonperforming loans             243%     148%        243%    148%


     The higher provisions for loan losses for the three and six month periods of 1996 were primarily due to higher net chargeoffs.

     The following table sets forth an allocation of the allowance for loan losses and the percent of loans in each category to total loans outstanding for the periods and categories shown (in
thousands)
                                 June 30, 1996   December 31, 1995
                                 -------------   -----------------
                                  Amount   %      Amount    %
                                  -----  ---     ------   ---
Commercial and industrial         $2,306   22     $2,077   23
Commercial real estate             4,350   23      4,100   25
Construction                       -        3      -        2
Residential real estate            2,000   37      1,550   35
Home equity and other consumer       800   15        750   15
                                   -----  ---      -----  ---
                                  $9,456  100     $8,477  100
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

ASSET QUALITY

Nonperforming Assets

     The following table sets forth the Company's nonperforming assets and asset quality ratios (in thousands):

                                         June 30,          December 31,
                                             1996              1995
                                         --------          -----------
Nonaccrual loans                           $3,796            $3,919
Loans past due 90 days or more                 98               938
                                           ------            ------
  Total nonperforming loans                 3,894             4,857
                                           ------            ------
Other real estate owned                       295               760
                                           ------            ------
  Total nonperforming assets               $4,189            $5,617
                                           ======            ======
Restructured loans                          -                 -
                                           ======            ======

Nonperforming loans to loans                 0.62%             0.85%
Nonperforming assets to loans plus OREO      0.67%             0.98%

Impaired Loans

     The following table sets forth the recorded investment in
impaired loans and the related valuation allowance for each loan category (in thousands):
                               Amount of Impaired Loans
                         -------------------------------
                         No Valuation  Valuation         Amount of
                            Allowance  Allowance         Valuation
                             Required   Required  Total  Allowance
                         ------------  ---------  -----  ---------
June 30, 1996
  Commercial and industria       $156       $756   $912       $169
  Commercial real estate        3,259        682  3,941        150
  Residential real estate         999         68  1,067         33
                               ------     ------ ------       ----
    Total impaired loans       $4,414     $1,506 $5,920       $352
                               ======     ====== ======       ====
December 31, 1995
  Commercial and industrial      $271       $796 $1,067       $285
  Commercial real estate        3,312      1,410  4,722        486
  Residential real estate       1,104        134  1,238         51
                               ------     ------ ------       ----
    Total impaired loans       $4,687     $2,340 $7,027       $822
                               ======     ====== ======       ====

     The average recorded investment in impaired loans for the six months ended June 30, 1996 was approximately $6,698,000. Interest income recognized on impaired loans in the 1996 first half totaled $160,000 compared to $173,000 in the same period a year ago. Included in the balance of impaired loans at June 30, 1996, are $12,000 of loans 90 days or more past due and $3,341,000 of nonaccrual loans.

OTHER INCOME

     Other income, excluding securities transactions, for the three months ended June 30, 1996 increased $319,000 or 20% compared to the same period in 1995. On a year-to-date basis, other income, excluding securities transactions, increased $265,000 or 8% compared to the six month period in 1995. The growth in other income in both periods was primarily due to higher investment product fees resulting from increases in the volumes of products sold.

     Net securities gains for the three and six months ended June 30, 1996, were $3,000 and $12,000, respectively, compared to securities gains of $194,000 and $198,000 in the same periods of 1995. In 1996 securities gains were limited to calls of municipal securities. In 1995 the Company recognized securities gains of $177,000 from the sale of $8 million of adjustable-rate mortgage pools classified as available-for-sale.

OTHER EXPENSE
     Other expenses in the 1996 second quarter increased $693,000 or 10% compared to the same period in 1995. For the six months ended June 30, 1996, other expenses increased $961,000 or 7% compared to the same period a year ago. The growth in other expense categories was largely attributable to the additional operating expenses of Lockport, partially offset by reductions in deposit insurance premiums.

     Salaries and employee benefits, the largest component of other expenses, increased $774,000 or 10% in first half of 1996 compared to the same period a year ago. At June 30, 1996, the number of full-time equivalent employees totaled 476 compared to 434 at December 31, 1995 and 445 at June 30, 1995.

     For the three and six months ended June 30, 1996, FDIC deposit insurance premiums decreased $454,000 and $907,000, respectively, compared with the same periods in 1995. The decreases reflect a reduction in the BIF assessment rate from 23 cents per $100 in the first half of 1995 to zero in the same period of 1996. The FDIC recently announced that the BIF assessment rate will remain at zero for the semiannual assessment period ending December 31, 1996. However, there are no assurances that assessment rates beyond 1996 will remain at that level.

INCOME TAXES

     Income tax expense for the six months ended June 30, 1996 increased $329,000 compared to the same period in 1995. The Company's effective tax rate (income tax expense divided by net income before taxes) decreased to 31.3% in 1996 compared to 32.1% in the same period a year ago. The decrease in the effective rate in 1996 was primarily due to an increase in the amount of tax-exempt income earned on state and municipal securities.

ANALYSIS OF BALANCE SHEETS

ASSETS

     Total assets at June 30, 1996 were $1.193 billion, an increase of $127 million compared to December 31, 1995. The growth in all asset categories was primarily due to the acquisition of Lockport in February, 1996. Including Lockport balances, changes in total assets since December 31, 1995 reflect increases of $58 million in securities, $56 million in net loans and a $3 million in cash and cash equivalents. In the first half of 1996 the Company purchased
 $27 million of fixed-rate CMOs and REMICs with average lives of 3 to 5 years and $19 million of bank-qualified tax-exempt securities. The Company continued to experience increased loan demand despite higher market interest rates in the first six months of 1996. Excluding the loans acquired from Lockport, net loans increased approximately
$22 million from the yearend 1995 with most growth coming in residential real estate loans.

LIABILITIES

     The Company's funding sources, consisting of deposits and securities sold under agreement to repurchase, increased $113 million since December 31, 1995. The increase in funding sources was primarily due to the additional deposits provided by Lockport. Including Lockport balances, changes in funding sources since year-end reflect increases of $16 million in demand deposits and NOW accounts, $20 million in money market accounts and savings deposits and $75 million in time deposits. Approximately $27 million of the increase in time deposits resulted from a five-month, premium-rate certificate of deposit promotion offered in first quarter of 1996.

     To fund a majority of the Lockport purchase price, the Company borrowed $14 million under an unsecured $20 million revolving line of credit established with an unrelated financial institution. The borrowings are structured as revolving notes and bear interest at either prime floating or may, at the Company's option, be fixed at 1% above LIBOR for periods up to one year. Periodic interest payments are required on revolving notes. On January 1, 1998, the unpaid principal balance of the revolving notes will convert into a term loan. The Company is required to make quarterly principal reductions beginning January 1, 1998. At June 30, 1996 the balance of the notes payable was $10,750,000, reflecting a principal reduction of $3,250,000 made in the second quarter. The weighted average interest rate on notes payable at June 30, 1996 was 6.50%.

CAPITAL

     At June 30, 1996 total shareholders' equity increased to $98.9 million, up $2.1 million from December 31, 1995. The growth in equity reflects the retention of current year earnings, less dividends paid, plus the proceeds from the issuance of 24,950 common shares pursuant to the exercise of stock options. The change in equity also reflects a $3,173,000 decrease in the market value of securities available-for-sale.

     The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At June 30, 1996, the Company's consolidated Tier 1 and total risk-based capital ratios were 12.09% and 13.34%, respectively. The Company's leverage ratio at quarter-end was 6.90%.

     On June 18, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 shares of common shares to be used for the issuance of shares under the Company's stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. At June 30, 1996, no shares were repurchased under the program. The Company intends to fund the cost of repurchased shares with dividends from Heritage Bank. Presently the Company has no other commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund commitments that may arise in the future.

LIQUIDITY

     Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Liquidity of Heritage Bank is primarily maintained by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities. At June 30, 1996 federal funds sold and securities having contractual maturities of one year or less totaled $27 million. In addition to these funds, the Bank expects to receive approximately $87 million of payments on mortgage-backed and asset-backed securities over the next twelve months. These cash flow projections are based on the consensus prepayment estimates of securities brokers. For the three and twelve months ended June 30, 1996, the aggregate principal payments received on these securities totaled approximately $23 million and $65 million, respectively.

     The Bank's immediate liquidity needs have historically been met by federal funds sold and cash flows from securities. Other sources of potential liquidity include the sale of securities classified as available-for-sale, borrowings up to $35 million under informal federal funds lines with correspondent banks and advances under a $112 million credit facility with the Federal Home Loan Bank.

     For the parent company, Heritage Financial Services, Inc.("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank. Regulatory authorities limit the amount of dividends which can be paid by Heritage Bank without prior approval from such authorities. At June 30, 1996, the amount of undistributed earnings of Heritage Bank available for the payment of dividends within such limitations is more than adequate to fund the anticipated cash requirements of HFS.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) Heritage Financial Services, Inc. held its annual
    Shareholder meeting on April 23, 1996.

(b) At the annual meeting the shareholders elected four Class
    III directors as follows: elected Richard T. Wojcik with 7,079,453 votes FOR (and 46,232 withheld); elected Jack Payan with 7,079,453 votes FOR (and 46,232 withheld); elected Arthur G. Tichenor with 7,079,453 votes FOR (and 46,232 withheld); and elected Dominick J. Velo with 7,074,353 votes FOR (and 51,332 withheld).


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 11 - Statement Re Computation of Per Share Earnings
     (included at page 14).


(b) There were no reports on Form 8-K filed by the registrant during the quarter ending June 30, 1996.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               HERITAGE FINANCIAL SERVICES, INC.
                                     (Registrant)



Date:  August 6, 1996    by   /s/ Frederick J. Sampias

                                  Frederick J. Sampias
                                  President
                                 (Duly Authorized Officer)



Date:  August 6, 1996    by   /s/ Paul A. Eckroth

                                  Paul A. Eckroth
                                  Executive Vice President and Treasurer
                                 (Principal Financial and Chief Accounting
                                  Officer)