Form 10-Q
period 1996-09-30
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1996-11-12
CIK 355946

==========================================================

          UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON D.C. 20549
      ---------------------

            FORM 10-Q

/X/ Quarterly Report Pursuant To Section 13 or 15(d) of the
            Securities Exchange Act of 1934


For the quarterly period ended September 30, 1996
       ------------------------------
       COMMISSION FILE NUMBER 0-15059
       ------------------------------

HERITAGE FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)


             Illinois
 (State or other jurisdiction of
  incorporation or organization)


   17500 South Oak Park Avenue
      Tinley Park, Illinois
(Address of principal executive office

            36-3139645
(IRS Employer Identification Number)

              60477
           (Zip Code)

          (708) 532-8000
(Registrant's telephone number, including area code)


Former name, former address and former fiscal year, if changed from last report: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
               YES   X      NO


The number of shares outstanding of each of the issuer's classes of common stock was 7,897,532, shares of common stock, par value $.625 outstanding at November 1, 1996.



PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                        September 30,  December 31
                                           1996           1995
                                        ---------      ---------
ASSETS
Cash and due from banks                    $53,016        $44,268
Federal funds sold and interest-bearing
     deposits                                    -          5,611
                                         ---------      ---------
   Total cash and cash equivalents          53,016         49,879

Securities:
   Held-to-maturity
        (market value: $118,027 in 1996
         and $99,306 in 1995)              117,913         97,456
   Available-for-sale, at market           378,782        318,159
   Trading, at market                          235              -
                                         ---------      ---------
      Total securities                     496,930        415,615

Loans, net of unearned income              629,478        569,494
   Less: allowance for loan losses          (9,529)        (8,477)
                                         ---------      ---------
      Net loans                            619,949        561,017

Premises and equipment                      19,001         16,304
Goodwill and core deposit intangibles       18,778         13,554
Other assets                                12,730          9,999
                                        ----------     ----------
      Total assets                      $1,220,404     $1,066,368
                                        ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                           $177,671       $161,400
NOW accounts                                76,445         71,467
Money market accounts                      110,706        103,940
Savings deposits                           204,473        201,542
Time deposits                              465,948        376,943
                                         ---------      ---------
      Total deposits                     1,035,243        915,292
Federal funds purchased                     16,500              -
Securities sold under agreements to
     repurchase                             49,850         47,002
Notes payable                                9,000              -
Other liabilities                            9,002          7,291
                                        ----------      ---------
      Total liabilities                  1,119,595        969,585
                                        ----------      ---------
Shareholders' Equity
   Preferred shares - no par value; shares
     authorized: 12,000,000;
     shares issued: none                        -              -
   Common shares - $.625 par value; shares
     authorized: 16,000,000;
     shares issued: 7,964,309 in 1996 and
     7,939,359 in 1995                       4,978          4,962
   Surplus                                  17,631         17,499
   Retained earnings                        80,674         72,681
   Net unrealized gains (losses) on
     securities, net of tax                 (1,004)         1,641
   Less:  Treasury stock, at cost
     (69,500) shares in 1996                (1,470)             -
                                          --------       --------
      Total shareholders' equity           100,809         96,783
                                          --------       --------
      Total liabilities and shareholders
               equity                   $1,220,404     $1,066,368
                                        ==========     ==========

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                             Nine Months Ended
                                             September 30,
                                             -----------------
                                               1996        1995
                                             -------     -------
INTEREST INCOME
   Loans, including fees                     $39,437     $35,710
   Securities:
      Taxable                                 17,648      13,828
      Exempt from federal income taxes         4,617       3,222
   Federal funds sold and interest-bearing
      deposits                                   581       1,872
                                             -------     -------
      TOTAL INTEREST INCOME                   62,283      54,632
                                             -------     -------
INTEREST EXPENSE
   Deposits                                   26,891      23,104
   Short-term borrowings                       1,302       1,182
   Notes payable                                 482         182
                                             -------     -------
      TOTAL INTEREST EXPENSE                  28,675      24,468
                                             -------     -------
      NET INTEREST INCOME                     33,608      30,164
Provision for loan losses                        300         150
                                             -------     -------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES               33,308      30,014
                                             -------     -------
OTHER INCOME
   Service charges on deposit accounts         3,281       3,079
   Income for trust services                     592         562
   Investment product fees                       890         633
   Other operating income                        856         755
   Securities gains                               88         205
                                             -------     -------
      TOTAL OTHER INCOME                       5,707       5,234
                                             -------     -------
OTHER EXPENSE
   Salaries and employee benefits             12,577      11,466
   Net occupancy expense                       2,327       1,915
   Equipment expense                           1,259       1,170
   Federal deposit insurance premiums             49         869
   Data processing expense                       838         613
   Amortization of intangible assets           1,668       1,207
   Other operating expenses                    4,096       3,592
                                             -------     -------
      TOTAL OTHER EXPENSE                     22,814      20,832
                                             -------     -------
      INCOME BEFORE INCOME TAXES              16,201      14,416
Income tax expense                             5,098       4,695
                                             -------     -------
      NET INCOME                             $11,103      $9,721
                                             =======     =======
NET INCOME PER COMMON SHARE
   Primary                                     $1.33       $1.17
   Fully diluted                               $1.33       $1.17

Weighted average common and common equivalent
    shares outstanding:
   Primary                                   8,334,080    8,302,680
   Fully diluted                             8,348,254    8,328,122

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                             Three Months Ended
                                             September 30,
                                             ------------------
                                               1996        1995
                                             -------     -------
INTEREST INCOME
   Loans, including fees                     $13,243     $12,302
   Securities:
      Taxable                                  6,111       5,050
      Exempt from federal income taxes         1,594       1,155
   Federal funds sold and interest-bearing
      deposits                                   231         607
                                             -------     -------
      TOTAL INTEREST INCOME                   21,179      19,114
                                             -------     -------
INTEREST EXPENSE
   Deposits                                    9,248       8,375
   Short-term borrowings                         402         494
   Notes payable                                 158          37
                                             -------     -------
      TOTAL INTEREST EXPENSE                   9,808       8,906
                                             -------     -------
      NET INTEREST INCOME                     11,371      10,208
Provision for loan losses                        100          50
                                             -------     -------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES               11,271      10,158
                                             -------     -------
OTHER INCOME
   Service charges on deposit accounts         1,249       1,043
   Income for trust services                     199         192
   Investment product fees                       279         193
   Other operating income                        286         260
   Securities gains                               76           7
                                             -------     -------
      TOTAL OTHER INCOME                       2,089       1,695
                                             -------     -------
OTHER EXPENSE
   Salaries and employee benefits              4,142       3,805
   Net occupancy expense                         875         649
   Equipment expense                             441         387
   Federal deposit insurance premiums             41         (46)
   Data processing expense                       257         198
   Amortization of intangible assets             581         406
   Other operating expenses                    1,362       1,279
                                             -------     -------
      TOTAL OTHER EXPENSE                      7,699       6,678
                                             -------     -------
      INCOME BEFORE INCOME TAXES               5,661       5,175
Income tax expense                             1,804       1,730
                                              ------      ------
      NET INCOME                              $3,857      $3,445
                                              ======      ======

NET INCOME PER COMMON SHARE
   Primary                                     $0.46       $0.41
   Fully diluted                               $0.46       $0.41

Weighted average common and common equivalent
    shares outstanding:
   Primary                                    8,321,139   8,330,974
   Fully diluted                              8,321,139   8,330,974

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                  Nine Months Ended
                                                      September 30
                                                    --------------
                                                     1996       1995
                                                  ------    -------
OPERATING ACTIVITIES
  Net income                                      $11,103     $9,721
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Discount accretion on securities               (1,070)      (744)
    Deferred loan fee accretion                      (357)      (247)
    Provision for loan losses                         300        150
    Securities gains                                  (88)      (205)
    Depreciation and amortization                   1,294      1,272
    Deferred income taxes                            (491)      (348)
    Net amortization of purchase accounting
     adjustments                                    2,063      1,531
    Increase in accrued interest income            (1,502)    (1,672)
    Increase in accrued interest expense              101        501
    Other, net                                        430       (143)
                                                  -------     -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES   11,783      9,816
                                                  -------     -------
INVESTING ACTIVITIES
  Securities held-to-maturity:
    Proceeds from maturities, repayments and calls  3,053     27,290
    Purchases                                     (21,000)   (79,483)
  Securities available-for-sale:
    Proceeds from sales                            14,773      7,962
    Proceeds from maturities, repayments and calls 69,668     14,902
    Purchases                                     (99,582)   (35,766)
  Purchase of trading security                       (250)      -
  Net increase in loans                           (25,376)   (43,585)
  Purchases of premises and equipment              (1,910)      (997)
  Proceeds from sales of other real estate owned      905        607
  Purchase price of acquired bank net of cash
     and cash equivalents                          (7,798)    -
                                                   -------   -------
       NET CASH USED IN INVESTING ACTIVITIES      (67,517)  (109,070)
                                                  --------   -------
FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW and
    money market accounts and savings deposits    (16,428)     4,229
  Net increase in time deposits                    55,292     75,316
  Federal funds purchased                          16,500        -
  Net increase (decrease) in securities sold
     under agreements to repurchase              (  1,061)    15,185
  Proceeds from notes payable                      14,000        -
  Principal payments on notes payable              (5,000)    (5,000)
  Proceeds from stock option exercises                148        128
  Purchases of treasury stock                      (1,470)       -
  Dividends paid                                   (3,110)    (2,620)
                                                  -------     -------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES 58,871     87,238
                                                  -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS           3,137    (12,016)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   49,879     86,156
                                                  -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $53,016    $74,140
                                                  =======     =======
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                   $28,656    $24,076
  Income taxes paid                                 4,935      4,797

Supplemental schedule of non-cash investing activities:
  Loans transferred to other real estate owned       $602       $467

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
     The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

EARNINGS PER SHARE

Primary and fully diluted earnings per common share for the three and nine months ended September 30, 1996 and 1995 are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares, assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method.

NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. The adoption of SFAS 121 did not effect the Company's financial condition or results of operations.
     As of January 1, 1996, the Company adopted the provisions of SFAS 122, "Accounting for Mortgage Servicing Rights". SFAS 122 provides guidance on the accounting for mortgage servicing rights and the evaluation and recognition of impairment of mortgage servicing rights. The provisions of SFAS 122 do not currently impact the Company since it sells mortgage loans to investors on a servicing released basis.

     As of January 1, 1996, the Company adopted SFAS 123, "Accounting for StockBased Compensation". SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. The Company has elected to continue to account for employee stock compensation plans under APB Opinion 25 and related Interpretations.



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

LOANS
     The following table summarizes loan balances by category (in thousands):
                         September 30, December 31
                               1996          1995
                          --------     ---------
Commercial and industrial  $142,235      $130,508
Commercial real estate      146,535       145,080
Construction                 13,727         8,645
Residential real estate     233,661       200,323
Home equity                  84,148        73,525
Other consumer               10,932        13,782
  Gross loans               631,238       571,863
                           --------      --------
Less: unearned income        (1,760)       (2,369)
                           --------      --------
  Total                    $629,478      $569,494
                           ========      ========

COMMON SHARES

     On June 19, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. As of September 30, 1996, 69,500 common shares were repurchased at a cost of $1,470,000.


LITIGATION

     On May 16, 1995, Federal Insurance Company ("Federal"), a subrogee of SSM Health Care ("SSM"), filed a lawsuit against the Company in the United States District Court for the Northern
District of Illinois alleging that the Company had made unauthorized wire transfers. The lawsuit sought damages in the amount of $1,247,500 plus interest and legal costs.

     In November, 1996, the Company and Federal entered into a settlement agreement to resolve this matter. The settlement of the litigation did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.

     The following represents management's analysis of the Company's results of operations for the three and nine month periods ended September 30, 1996 and 1995 and its consolidated financial condition at September 30, 1996 as compared to December 31, 1995. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

ANALYSIS OF INCOME STATEMENTS

SUMMARY OF OPERATIONS

     Net income in the third quarter of 1996 increased to $3,857,000, up 12% from $3,445,000 earned in the same quarter of 1995. On a fully diluted basis, earnings per share for the quarterly period increased to 46 cents per share, up 12% from 41 cents per share earned in the third quarter of 1995. For the nine months ended September 30, 1996, net income was $11,103,000, up 14% compared to $9,721,000 in the same period of 1995. Earnings per share for the nine month period were $1.33, up 14% compared to $1.17 in the 1995 period. Higher earnings in both periods were primarily due to increases in net interest income. A decrease in FDIC deposit insurance premiums also contributed to the increase in year-to-date net income.

NET INTEREST INCOME

     Third quarter net interest income was $11,371,000, an increase of $1,163,000 or 11% compared with the third quarter of 1995. For the nine months ended September 30, 1996, net interest income increased $3,444,000 or 11% compared to 1995. The growth in net interest income for the three and nine month periods was due to increases in the volume of average earning assets, partially offset by reductions in net interest spreads.

     For the nine months ended September 30, 1996, average earning assets increased $163 million or 18% compared to the same period in 1995. The growth in average earning assets reflects strong internal deposit growth over the past twelve months and the additional earning assets of Lockport.

     On a taxable equivalent basis, the annualized net interest spread in the 1996 third quarter decreased to 3.60% compared to 3.67% in the 1995 quarter. For the first nine months of 1996 the net interest spread decreased to 3.68% from 3.87% in the year ago period. On a year-to-date basis, the change in the net interest spread reflected a decrease of .20% in the yield on average earning assets while the rate paid on interest-bearing liabilities declined only .01%. The decline in the yield on earning assets was primarily due to lower rates earned on prime-based floating-rate loans and new tax-exempt securities and real estate loans.

     Another factor contributing to lower net interest spreads for the three and nine month periods was a flattening of the treasury yield curve. In general, a flattening yield curve reduces the interest spreads earned on new loans and securities compared to the cost of funds. Throughout 1995 the yield curve flattened as the spreads between long-term and short-term market interest rates compressed. In the first half of 1996 the yield curve steepened as intermediate and long-term market interest rates increased while short-term interest rates remained relatively unchanged. In the 1996 third quarter the yield curve began to flatten as spreads between long-term and short-term market interest rates narrowed. The Company cannot predict whether recent changes in the yield curve will continue or be sustained. However, changes in the slope of the yield curve will continue to impact the spread earned on average earning assets. The mix of the Companys earning assets and funding sources will also impact future net interest spreads.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the Company's loan portfolio. On a quarterly basis, management assesses the adequacy of the allowance for loan losses. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan portfolio growth and composition and reviews of impaired loans and the value of underlying collateral securing these loans. A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate, but not excessive, based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of previously charged-off loans are credited back to the allowance.

     The changes in the allowance for loan losses for the three and nine months ended September 30, 1996 and 1995 were as follows (in thousands):
                                 Three Months       Nine Months
                                    Ended              Ended
                                 September 30,      September 30,
                                 ------------       -----------
                                 1996    1995      1996     1995
                                -----   -----      -----    -----
Balance at beginning of period   $9,456  $8,692    $8,477   $8,720
  Allowance of acquired bank         -       -      1,179
  Provision for loan losses         100      50       300      150
  Loan charge-offs                  (95)    (92)     (584)    (380)
  Loan recoveries                    68      63       157      223
                                 ------   -----     -----    -----
Balance at end of period         $9,529  $8,713    $9,529   $8,713
                                 ======   =====     =====    =====

Net charge-offs to average loans   0.02%   0.02%     0.09%    0.04%

Allowance for loan losses to loans 1.51%   1.53%     1.51%    1.53%

Allowance for loan losses to
     nonperforming loans            241%    181%      241%     181%

     The higher provisions for loan losses for the three and nine month periods of 1996 were primarily due to higher net chargeoffs.

     The following table sets forth an allocation of the allowance for loan losses and the percent of loans in each category to total loans outstanding for the periods and categories shown (in
thousands):
                              September 30, 1996   December 31, 1995
                              -----------          -----------
                               Amount     %         Amount   %
                              -------   ---        -------  --
Commercial and industrial       $2,229   23        $2,077   23
Commercial real estate           4,300   23         4,100   25
Construction                     -        2         -        2
Residential real estate          2,200   37         1,550   35
Home equity and other consumer     800   15           750   15
                              --------------      ------------
  Total                         $9,529  100        $8,477  100
                              ==============      ============

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

ASSET QUALITY

Nonperforming Assets

     The following table sets forth the Company's nonperforming assets and asset quality ratios (in thousands):
                                  September 30,   December 31,
                                      1996            1995
                                  --------        --------
Nonaccrual loans                    $3,488          $3,919
Loans past due 90 days or more         459             938
                                  --------        --------
  Total nonperforming loans          3,947           4,857
Other real estate owned                607             760
                                  --------        --------
  Total nonperforming assets        $4,554          $5,617
                                  ========        ========

Restructured loans                   -               -
                                  ========        ========

Nonperforming loans to loans          0.63%           0.85%
Nonperforming assets to loans plus
     OREO                             0.72%           0.98%

Impaired Loans

     The following table sets forth the recorded investment in
impaired loans and the related valuation allowance for each loan category (in thousands):
                         Amount of Impaired Loans
                         ------------------------
                         No Valuation  Valuation         Amount of
                         Allowance     Allowance         Valuation
                         Required      Required   Total  Allowance
                         --------      --------  ------   ------
September 30, 1996
  Commercial and industrial    $130       $770     $900     $340
  Commercial real estate      1,078      2,687    3,765      396
  Residential real estate       544        367      911       96
                           --------   --------    ------    ----
    Total impaired loans     $1,752     $3,824   $5,576     $832
                           ========   ========   ======     ====
December 31, 1995
  Commercial and industrial    $271       $796   $1,067     $285
  Commercial real estate      3,312      1,410    4,722      486
  Residential real estate     1,104        134    1,238       51
                           --------   --------   ------     ----
    Total impaired loans     $4,687     $2,340   $7,027     $822
                           ========   ========   ======     ====

     The average recorded investment in impaired loans for the nine months ended September 30, 1996 was approximately $6,417,000. Interest income recognized on impaired loans for the first nine months of 1996 totaled $223,000 compared to $317,000 in the same period a year ago. Included in the balance of impaired loans at September 30, 1996, are $2,973,000 of nonaccrual loans.

OTHER INCOME

     Other income, excluding securities transactions, for the three months ended September 30, 1996 increased $325,000 or 19% compared to the same period in 1995. On a year-to-date basis, other income, excluding securities transactions, increased $590,000 or 12% compared to the nine month period in 1995. The growth in other income in both periods was primarily due to increases in service charge income and higher investment product fees.

     Net securities gains for the three and nine months ended September 30, 1996, were $76,000 and $88,000, respectively, compared to net securities gains of $7,000 and $205,000 in the same periods of 1995. In the 1996 third quarter, the Company recognized a gain of $135,000 on the payoff of a tax-exempt obligation that was in default and carried on nonaccrual status. In 1992 the security was written down by $180,000 due to a market value decline that was deemed to be other than temporary. In the third quarter the Company also sold $10 million of REMICs and $4 million of adjustable-rate mortgage pools which, collectively, resulted in a net loss of $47,000. The proceeds of these sales were reinvested in longer-term, fixe-drate CMOs and REMICs. In 1995 the Company recognized securities gains of $177,000 from the sale of $8 million of adjustable-rate mortgage pools classified as available-for-sale.

OTHER EXPENSE

     Other expenses in the 1996 third quarter increased $1,021,000 or 15% compared to the same period in 1995. For the nine months ended September 30, 1996, other expenses increased $1,982,000 or 10% compared to the same period a year ago. The growth in other expense categories was largely attributable to the additional operating expenses of Lockport. On a year-to-date basis, a reduction in FDIC deposit insurance premiums partially offset the growth in operating expenses.

     Salaries and employee benefits, the largest component of other expenses, increased $1,111,000 or 10% for the nine months period of 1996 compared to the same period a year ago. At September 30, 1996, the number of full-time equivalent employees totaled 451 compared to 434 at December 31, 1995 and 437 at September 30, 1995.

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was signed into law which, among other things, authorized the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") by imposing a special assessment on institutions holding SAIF deposits. Under the Funds Act, members of the Bank Insurance Fund ("BIF") and SAIF will be jointly responsible to service a portion of interest on Financing Corporation ("FICO") bonds that were issued by the government to pay for the thrift cleanup in the late 1980's. Beginning January 1, 1997, BIF members will be assessed 1.3 cents per $100 of BIF deposits.

     For the three months ended September 30, 1996, FDIC deposit insurance premiums increased $87,000 compared to the same quarter in 1995. The increase was due in part to a one-time assessment of $37,000 relating to the recapitalization of SAIF. For the nine months ended September 30, 1996, FDIC deposit insurance premiums decreased $820,000 compared with the same period in 1995. The decrease reflects a reduction in the BIF assessment rate from 23 cents per $100 to zero beginning June 1, 1995. While the BIF assessment rate was set at zero for the semi-annual assessment period ending December 31, 1996, there are no assurances that future assessment rates (excluding the FICO assessment) will remain at that level.


INCOME TAXES

     Income tax expense for the nine months ended September 30, 1996 increased $403,000 compared to the same period in 1995. The Company's effective tax rate (income tax expense divided by net income before taxes) decreased to 31.5% in 1996 compared to 32.6% in the same period a year ago. The decrease in the effective tax rate in 1996 was primarily due to an increase in the amount of tax-exempt income earned on state and municipal securities.


ANALYSIS OF BALANCE SHEETS

ASSETS

     Total assets at September 30, 1996 were $1.220 billion, an increase of $154 million compared to December 31, 1995. The growth in all asset categories was primarily due to the acquisition of Lockport in February, 1996. Including Lockport balances, changes in total assets since December 31, 1995 reflect increases of $81 million in securities, $59 million in net loans and $3 million in cash and cash equivalents. In the first nine months of 1996 the Company purchased $80 million of fixed-rate CMOs and REMICs with average lives of 3 to 7 years and $21 million of bank-qualified tax-exempt securities. The Company continued to experience increased loan demand despite higher market interest rates in the first nine months of 1996. Excluding the loans acquired from Lockport, net loans increased approximately $24 million from the year-end 1995 with most growth coming in residential real estate loans.

LIABILITIES

     The Company's core funding sources, consisting of deposits and securities sold under agreement to repurchase, increased $123 million since December 31, 1995. The increase in funding sources was primarily due to the additional deposits provided by Lockport. Including Lockport balances, changes in funding sources since year-end reflect increases of $21 million in demand deposits and NOW accounts, $10 million in money market accounts and savings deposits and $89 million in time deposits.

     To fund a majority of the Lockport purchase price, the Company borrowed $14 million under an unsecured $20 million revolving line of credit established with an unrelated financial institution. The borrowings are structured as revolving notes and bear interest at either prime floating or may, at the Company's option, be fixed at 1% above LIBOR for periods up to one year. Periodic interest payments are required on revolving notes. On January 1, 1998, the unpaid principal balance of the revolving notes will convert into a term loan. The Company is required to make quarterly principal reductions beginning January 1, 1998. At September 30, 1996 the balance of the notes payable was $9 million reflecting principal reductions of $5 million since the acquisition date. The weighted average interest rate on notes payable at September 30, 1996 was 6.59%.

CAPITAL

     At September 30, 1996 total shareholders' equity increased to $101 million, up $4 million from December 31, 1995. The growth in equity reflects the retention of current year earnings, less dividends paid and the cost of treasury stock purchased, plus the proceeds from the exercise of stock options. The change in equity also reflects a decrease of $2,645,000 in the market value of securities available-for-sale.

     The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. At September 30, 1996, the Company's consolidated Tier 1 and total risk-based capital ratios were 12.28% and 13.53%, respectively. The Company's leverage ratio at quarter-end was 7.04%.

     On June 18, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. As of September 30, 1996, 69,500 common shares were repurchased at a cost of $1,470,000. The Company has funded the cost of repurchased shares with dividends from Heritage Bank. Presently the Company has no other commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund commitments that may arise in the future.

LIQUIDITY

     Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Liquidity of Heritage Bank is primarily maintained by daily investments in federal funds sold, monthly cash flows from mortgagebacked and assetbacked securities and maturities of other securities.

     The Bank's immediate liquidity needs have historically been met by federal funds sold and cash flows from securities. At quarter-end however, the Bank purchased $16.5 million of federal funds to meet temporary funding needs. The Bank may borrow up to $35 million under informal federal funds lines with correspondent banks. At September 30, 1996, the Bank has $16 million of securities having contractual maturities of one year or less and expects to receive approximately $87 million of payments on mortgage-backed and asset-backed securities over the next twelve months. These cash flow projections for mortgage-backed and asset-backed securities are based on consensus prepayment estimates of securities brokers. For the three and twelve months ended September 30, 1996, the aggregate principal payments received on these securities totaled approximately $19 million and $72 million, respectively. Other sources of potential liquidity include the sale of securities classified as available-for-sale and advances under a $112 million credit facility with the Federal Home Loan Bank.

     For the parent company, Heritage Financial Services, Inc.("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank. Regulatory authorities limit the amount of dividends which can be paid by Heritage Bank without prior approval from such authorities. At September 30, 1996, the amount of undistributed earnings of Heritage Bank available for the payment of dividends within such limitations is more than adequate to fund the anticipated cash requirements of HFS.

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 11 - Statement Re Computation of Per Share Earnings
(included at page 15).

(b) There were no reports on Form 8-K filed by the registrant during the quarter ending September 30, 1996.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               HERITAGE FINANCIAL SERVICES, INC.
                                     (Registrant)



Date:  November 12, 1996 by   /s/ Frederick J. Sampias

                                  Frederick J. Sampias
                                  President
                                 (Duly Authorized Officer)


Date:  November 12, 1996 by   /s/ Paul A. Eckroth

                                  Paul A. Eckroth
                                  Executive Vice President and
                                  Treasurer
                                 (Principal Financial and Chief
                                  Accounting Officer)