Form 10-K405
period 1996-12-31
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1997-03-05
CIK 355946

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-15059

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 14, 1997, 8,078,921 common shares, $.625 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the registrant's common shares on February 14, 1997) held by non-affiliates was approximately $148,800,000. See "Item 5. Market for Registrant's Common Shares and Related Shareholder Matters".

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                                  INTO FORM 10-K PART:
--------------------------------------------------------                  --------------------
Portions of the Proxy Statement for 1997 Annual
Meeting of Shareholders to be held on April 22, 1997                              III

================================================================================

                       HERITAGE FINANCIAL SERVICES, INC.
                          FORM 10-K TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I
Item 1       Business....................................................      3
Item 2       Properties..................................................     10
Item 3       Legal Proceedings...........................................     11
Item 4       Submission of Matters to a Vote of Security Holders.........     11

PART II
Item 5       Market for Registrant's Common Shares and Related
             Shareholder Matters.........................................     13
Item 6       Selected Financial Data.....................................     14
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     15
Item 8       Financial Statements and Supplementary Data.................     34
Item 9       Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     58

PART
  III
Item 10      Directors and Executive Officers of the Registrant..........     58
Item 11      Executive Compensation......................................     58
Item 12      Security Ownership of Certain Beneficial Owners and
             Management..................................................     58
Item 13      Certain Relationships and Related Transactions..............     58

PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     58

SIGNATURES...............................................................     59
             Exhibit Index...............................................     60

                                     PART I

ITEM 1. BUSINESS

REGISTRANT

     The registrant, Heritage Financial Services, Inc., is an Illinois corporation which was incorporated on July 2, 1984, and a multi-bank holding company which is subject to the federal Bank Holding Company Act of 1956, as amended. On July 2, 1984, its predecessor by merger, County Bankshares, Inc., a Delaware corporation incorporated September 8, 1981, was merged into the registrant in order to reincorporate in Illinois. The stockholders of the predecessor thereby automatically became the shareholders of the registrant. Unless the context otherwise requires, as used hereafter the "Company" refers to Heritage Financial Services, Inc., its predecessor, County Bankshares, Inc. and its subsidiaries.

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

     Financial information relating to the Company only is set forth in "Note 14 -- Condensed Financial Statements -- Parent Company" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

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

     On February 2, 1996, the Company acquired all of the issued and outstanding common stock of the First National Bank of Lockport ("Lockport"), Lockport, Illinois, for $16.8 million in cash. At the date of acquisition the bank had total assets of $102 million. In April, 1996, the banking assets and liabilities of Lockport were transferred to Heritage Bank under a purchase and assumption transaction, and its banking office is operated as a branch. Lockport continues to operate as a national bank conducting a trust business. In 1996 Lockport was authorized by bank and insurance regulators to act as an insurance agent or broker. Beginning in 1997 Lockport will begin to offer insurance products through its Heritage Insurance Services division.

     The Company also owns and operates Heritage Trust Company, an Illinois trust company, located in Tinley Park, Illinois.

DESCRIPTION OF BUSINESS

General

     The Company conducts a full service banking business through the Bank, Lockport and Heritage Trust Company. The Bank offers a complete range of financial products and services to individuals, businesses and municipal customers. These products and services include checking, savings, NOW and money market accounts and certificates of deposit; commercial, real estate and consumer loans; mutual funds, annuities and discount brokerage; corporate cash management services, debit cards, safe deposit and night depository facilities; and other services tailored to customer needs. Automated teller machines ("ATMs"), which provide 24-hour banking services to customers, are installed at all branches and four off site locations. The Bank is a member of the "Cash Station" and "CIRRUS/National" systems of ATMs which operate a substantial number of ATMs in the Chicago metropolitan area.

     The Bank also offers electronic banking services to commercial and retail customers. The Bank's Business Express software allows commercial and municipal customers to access accounts and initiate a number of transactions via on-line personal computers. Heritage's Phone Banker is an automated telephone system which provides customers access to account balance and transaction information and interest rates on most retail loan and deposit products. In 1996, an automated loan application feature was added to the Phone Banker system which allows customers to apply for a number of retail loan products.

     Heritage Trust Company offers a number of fiduciary, custodial and investment management services to individuals, corporations and municipalities at all of the Bank's locations. It also administers (as trustee and in other fiduciary and representative capacities) pension, profit sharing, 401K and other employee benefit plans, and personal trusts and estates. Lockport offers and services personal trust accounts.

Lending

     The Bank concentrates its lending activities in the following areas: commercial and industrial and commercial real estate loans, residential real estate loans and home equity loans and lines of credit. It maintains comprehensive underwriting and credit policies which cover all aspects of commercial and retail lending. The Bank conducts substantially all of its lending activities in the southwest suburbs of Chicago and, to a lesser extent the Chicago metropolitan area.

     For over 25 years, the Bank's primary organizational emphasis has been commercial lending. At December 31, 1996, approximately 48% of the Bank's loan portfolio was comprised of commercial and industrial loans, commercial real estate loans and construction loans. Commercial loans are provided on either a secured or unsecured basis to corporations, partnerships and individuals for working capital, business acquisitions, equipment purchases, plant expansion and commercial/industrial real estate financing. The Bank's lending limit to a single borrower exceeds $10 million, sufficient to satisfy the credit needs of most of the businesses located in its market area.

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

     In recent years the Bank has expanded its marketing and origination activities for consumer loans to supplement the growth of the loan portfolio, attract new retail customers and increase the number of relationships with existing customers. At December 31, 1996, residential real estate loans and home equity loans comprised 50% of the loan portfolio. Residential real estate loans represent single-family, first mortgages secured by properties primarily located in southwest suburban Chicago. Home equity loans represent second mortgages secured by residential real estate properties located in Cook County and the adjacent collar counties. In addition to originating residential loans for its portfolio, the Bank originates home loans for sale to secondary market investors.

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

     The Company's banking offices are located in rapidly growing residential areas as well as in stable neighborhoods of established suburbs. The general profile of retail banking customers consists of blue and white collar workers with excellent savings habits. A combination of retail, commercial and municipal customers provide the Company with stable sources of core deposits to fund its loans and investments.

     The market area has a diverse economic base including manufacturing businesses, service industries, wholesalers and distributors. This diversity has contributed to the stability and success of the Company's lending business when compared to other areas of the country which, from time to time, have experienced economic declines. Real estate property values in the Chicago metropolitan area have generally been stable over the past five years.

     The Company attributes its success in part to its community banking philosophy. This philosophy is based on the perception of the ongoing need for conveniently located financial institutions that offer a full range of products and services at competitive prices. The community banking approach also embodies a high level of personalized quality service and a commitment to local communities. Community banking, combined with commercial and retail lending expertise, has allowed the Company to grow within the southwest metropolitan Chicago area and has contributed to the Company's overall profitability.

     Neither the Company nor any of its subsidiaries is dependent for a material part of its business upon a single customer, or very few customers, the loss of any one of which would have a materially adverse effect on the Company. The Bank's customers are not concentrated in any one industry, and many of them do business on a national basis, reducing the lending risk associated with downturns in particular industries or geographic areas.

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

     As an additional means of entering new markets or increasing market share, the Company has also grown through the development or acquisition of strategically positioned branches. In 1989, two branch offices were opened in Cook County and one branch was opened in adjacent Will County. In 1992, Heritage Bank purchased the branch facility and deposits of First Chicago Bank for Savings, located in Will County. In 1995 a branch office was opened in Monee, located in Will County. In 1997 the Company plans to open at least two branch offices in adjacent markets. Management believes that branch expansion has and will continue to strengthen its current market position and will enhance the future growth of loans and retail core deposits.

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

SUPERVISION AND REGULATION

General

     Bank holding companies and banks are extensively regulated under federal and state laws and regulations. As a result, the business, financial condition and prospects of the Company and its subsidiaries can be affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies adopted by regulatory agencies with authority over the Company and its subsidiaries. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted and can change over time.

     The federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of and collateral for loans, the establishment of branches and mergers and acquisitions. Finally, the system of supervision and regulation applicable to the Company and its subsidiaries is intended to protect the deposit insurance systems, the Bank's depositors, and the public, rather than the Company's shareholders.

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the Bank Holding Company Act, and the regulations promulgated thereunder, the Company is required to file annual and quarterly reports of its operations and such additional information as the Federal Reserve Board may require. It is also subject to examination by the Federal Reserve Board which has jurisdiction to regulate the terms of certain debt issues of the Company and the authority to impose capital and reserve requirements.

     The Bank is a state bank chartered under the Illinois Banking Act. It is subject to regulation and examination by the Illinois Office of Banks and Real Estate and by the Federal Deposit Insurance Corporation ("FDIC") under the provisions of the Federal Deposit Insurance Act. Lockport is a national bank that is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC") and the FDIC. Heritage Trust Company is an Illinois chartered trust company subject to regulation and examination by the Illinois Office of Banks and Real Estate.

     The Bank and Lockport are also subject to certain restrictions under the Federal Reserve Act and the Federal Deposit Insurance Act on loans and extensions of credit to the Company or its subsidiaries, investments in the stock or other securities of the Company or its other subsidiaries, or advances to any borrower collateralized by such stock or other securities.

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

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") which was signed into law on September 30, 1996 provides for the recapitalization of the Savings Association Insurance Fund ("SAIF"). Among other things, this legislation also provides for expedited application procedures for nonbanking activities by well capitalized and well managed bank holding companies, contains reforms to the Fair Credit Reporting Act, and provides other forms of regulatory relief to the financial services industry. See "Supervision and Regulation -- Deposit Insurance" below.

Deposit Insurance

     As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Pursuant to FDICIA, the FDIC adopted a risk-based insurance premium system effective January 1, 1994. Under the risk-based system, each insured depository institution is placed into one of nine risk categories and assessed insurance premiums based on its level of capital and supervisory evaluation. Financial institutions classified as "well-capitalized" (as defined) pay the lowest premium, while institutions that are less than adequately capitalized pay the highest premium. On a semi-annual basis, the FDIC assigns a risk classification and assessment rate for all institutions.

     FDICIA required the FDIC to establish assessment rates at levels which would restore the BIF to a mandated reserve ratio of 1.25% of insured deposits. In 1995 the FDIC determined that the BIF had reached the required ratio. Effective June 1, 1995, the FDIC reduced the premium assessment range, and the Bank's assessment rate was lowered from .23% of deposits to .04% of deposits. In 1996 the FDIC reduced the Bank's assessment rate for both semi-annual periods from .04% of deposits to zero. As of December 31, 1996, the FDIC continued to categorize the Bank as a "well capitalized" institution and assigned a zero assessment rate for the semi-annual period ending June 30, 1997. There are no assurances, however, that future assessment rates will remain at that level. See "Supervision and Regulation -- Capital Adequacy " below.

     The Economic Growth Act, among other things, authorized the FDIC to recapitalize the SAIF by imposing a special assessment on institutions holding SAIF deposits. Under the Act, members of the BIF and SAIF will be jointly responsible for servicing a portion of interest on Financing Corporation ("FICO") bonds that were issued by the government to pay for the thrift cleanup in the late 1980's. Beginning January 1, 1997, the Company will begin paying FICO assessments at the rate of .013% of BIF deposits.

Capital Adequacy

     Under the regulatory framework of the Federal Deposit Insurance Act, as amended by FDICIA, the Federal Reserve and the FDIC adopted risk-based capital guidelines and ratio requirements for bank holding companies and banks. The risk-based capital guidelines are intended to provide a fair and consistent framework for comparing capital positions of all banking institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). If the capital of a bank holding company falls below minimum guidelines, it may, among other things, be denied the approval to acquire or establish additional banks or non-bank businesses. The failure of a bank to meet minimum capital requirements can initiate certain mandatory-and possibly discretionary-actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements.

     At December 31, 1996, the capital ratios of the Company and the Bank exceeded the thresholds required to meet the "well capitalized" capital category. For additional information on the capital requirements and ratios of the Company and the Bank, see "Note 15 -- Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

     Under FDICIA, banking agencies were required to revise their capital standards to take into account interest rate risk exposure. In August, 1995, the agencies issued a proposed policy statement that established a proposed supervisory framework to measure and monitor the level of interest rate risk at individual banks. The framework would facilitate the agencies' assessment of a bank's risk exposure and capital adequacy. The regulators anticipated that the proposed framework would provide a basis for issuance of a rule establishing an explicit minimum capital requirement for interest rate risk.

     In July, 1996, the agencies issued a new policy statement providing financial institutions with guidance on interest rate risk principles and management practices. Such principles and practices effectively established standards which will be used by the agencies in evaluating a bank's interest rate risk management and exposure and the adequacy of its capital in light of its interest rate risk profile. Under the policy statement, the agencies also elected not to pursue a standardized measure and explicit capital charge. At this time, the Company cannot predict what impact the new supervisory approach will have on its future capital requirements. While the Company believes that its interest rate risk management process is adequate and its interest rate risk exposure is not significant, the results of the FDIC's evaluation could be different and may be a basis for requiring the Bank to maintain additional capital. For additional information on the Company's interest rate risk and management practices, see "Interest Rate Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this document.

Dividends

     The Company has paid a cash dividend every quarter since it became a bank holding company in 1982. The Company's shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends quarterly. The dividend policy of the Company is designed to balance the shareholder interest in current return with the need to retain adequate capital to support future asset growth. While the Company anticipates paying quarterly cash dividends in the future, the timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company as well as general economic conditions and other relevant factors affecting the Company. The ability of the Company to pay dividends is dependent upon its receipt of dividends from the Bank. Regulatory authorities limit the amount of dividends which can be paid by the Bank without prior approval from such regulatory authorities. At December 31, 1996, the amount of undistributed earnings of the Bank available for payment of dividends within such limitations is more than adequate to fund dividends paid by the Company. For further information on the Bank's capital and dividend restrictions, see "Note 15 -- Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

Acquisitions and Expansion

     The Bank Holding Company Act requires the Company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or bank holding company or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company. In its approval process, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience and increased competition, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board also gives consideration to the Bank's compliance with the Community Reinvestment Act, including the rating assigned by the FDIC. The Community Reinvestment Act obligates each financial institution to address the credit needs of its entire community, including low- and moderate-income areas. See "Supervision and Regulation -- Community Reinvestment" below.

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

     For many years, banks in Illinois were restricted as to the number and geographic location of branches which they could establish. In June, 1993, Illinois law was amended to eliminate all branching restrictions. Accordingly, banks located in Illinois are permitted to establish branches anywhere in Illinois without regard to the location of other banks' main offices or the number of branches previously established. See "Description of Business -- Acquisitions and Expansion" above.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBA") was signed into law. In general, IBBA permits bank holding companies that are adequately capitalized and adequately managed to acquire banks located in any other state after September 29, 1995, subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates. IBBA also allows interstate branching and merging of existing banks beginning June 1, 1997. States may elect to prohibit interstate branching and merger transactions if they enact legislation after September 29, 1994, and before June 1, 1997. This state "opt out" provision does not apply to bank holding company acquisitions. The State of Illinois has enacted legislation opting in IBBA effective June 1, 1997.

Community Reinvestment

     On April 19, 1995, federal banking agencies adopted a new rule amending the Community Reinvestment Act ("CRA"). The new CRA rule became effective July 1, 1995 under a phased-in implementation schedule. Beginning January 1, 1996, financial institutions are required to collect and periodically report certain information on loans. Effective July 1, 1997, all institutions will be evaluated under the new CRA performance tests which will include the following: (1) the lending test, which will evaluate an institution's record of helping to meet its assessment area's credit needs through its lending activities by evaluating home mortgage, small business and community development lending; (2) an investment test, which will evaluate a financial institution's record of meeting assessment area credit needs through qualified investments within its assessment area; and (3) a service test, by which the FDIC will analyze the availability and effectiveness of a financial institution's system for delivering retail banking services and the extent and innovativeness of its community development services. The FDIC will assign a rating of outstanding, satisfactory, needs to improve or substantial noncompliance, depending upon an institution's performance under each of the tests. Regulatory agencies will take into account a financial institution's rating when considering its application for approval of mergers, acquisitions and relocations of main or branch offices and may deny an application based on an unsatisfactory CRA rating.

Monetary/Fiscal Policies and Economic Conditions

     The earnings of bank holding companies and their subsidiary banks are affected by general economic conditions and also by the monetary and fiscal policies of governmental authorities, including, in particular, those of the Federal Reserve Board which influences conditions in the money and capital markets through, among other means, open market operations in U.S. Government securities, varying the discount rate on bank borrowings and setting reserve requirements against bank deposits. Such operations and policies are designed to affect interest rates and the growth in bank credit, investments and deposits.

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

EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries had approximately 446 full-time equivalent employees. The Company and its subsidiaries provide a variety of employment benefits, and management of the Company considers its employee relations to be excellent.

MISCELLANEOUS

     The Company's subsidiaries utilize the name "Heritage", including use pursuant to license agreement. Other financial institutions not part of the Company also use the name "Heritage".

ITEM 2. PROPERTIES

     At December 31, 1996, the Company had 15 banking locations, of which 12 were owned and three were leased. The Bank also leases certain space which houses its operations center. Of the total banking locations, 11 are located in southwest suburban Cook County and four are located in adjacent Will County. All bank-owned properties are free-standing buildings that provide adequate customer parking and drive-up facilities. The leased banking facilities are located in or near retail shopping centers, and most maintain drive-up facilities. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See "Note 6 -- Premises and Equipment" of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about each of the Company's executive officers:

                NAME                   AGE         POSITIONS WITH THE COMPANY AND SUBSIDIARIES
                ----                   ---         -------------------------------------------
Richard T. Wojcik....................  58    Chairman of the Board and Chief Executive Officer of the
                                             Company, Heritage Bank, First National Bank of Lockport
                                             and Heritage Trust Company and President of Heritage
                                             Trust Company

Frederick J. Sampias.................  49    President and a Director of the Company, Heritage Bank
                                             and First National Bank of Lockport and Vice Chairman of
                                             Heritage Trust Company

Ronald P. Groebe.....................  57    Senior Executive Vice President, Secretary and a
                                             Director of the Company, Heritage Bank and First
                                             National Bank of Lockport and Secretary and a Director
                                             of Heritage Trust Company
Ramesh L. Ajwani.....................  50    Executive Vice President of Heritage Bank

John E. Barry........................  52    Executive Vice President of Heritage Bank and a Director
                                             of Heritage Trust Company

Paul A. Eckroth......................  39    Executive Vice President of the Company and Heritage
                                             Bank, Treasurer of the Company and Vice President and
                                             Controller of the First National Bank of Lockport

Susan G. Peterson....................  47    Executive Vice President of Heritage Bank and a Director
                                             of Heritage Trust Company

Albert A. Stroka.....................  54    Executive Vice President and General Counsel of Heritage
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

     Mr. Barry has been an Executive Vice President of Heritage Bank and a Director of Heritage Trust Company for more than the past five years.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

     For purposes of the calculation of aggregate market value of the common shares held by nonaffiliates of the Company as set forth on the cover page of this report, the Company did not consider the Banc Funds or Carl C. Greer to be affiliates. Conversely, for purposes of such calculation, 446,333 shares (as of December 31, 1996) which may be voted by certain officers of the Company as trustees of a profit sharing trust for the Company and subsidiaries were included in the shares considered held by affiliates.

     The Company's common shares are traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol HERS. Stock price quotations can be found in the Wall Street Journal and other major daily newspapers. At December 31, 1996, there were approximately 770 holders of record of the Company's shares.

     The following sets forth the dividends paid, common share prices and number of shares traded during each quarter of 1996 and 1995, as reported by NASDAQ:

                                                                       MARKET PRICE RANGE         NUMBER
                                                      DIVIDENDS    --------------------------    OF SHARES
                                                        PAID        HIGH      LOW      CLOSE      TRADED
                                                      ---------     ----      ---      -----     ---------
1996
  4th Quarter.....................................      $.13       $22.00    $20.75    $21.25     268,706
  3rd Quarter.....................................       .13        21.75     20.75     21.00     295,218
  2nd Quarter.....................................       .13        21.75     18.50     21.75     278,320
  1st Quarter.....................................       .13        19.25     18.25     18.25     164,329
1995
  4th Quarter.....................................      $.11       $19.50    $18.75    $19.25     114,564
  3rd Quarter.....................................       .11        19.50     17.25     19.00     488,171
  2nd Quarter.....................................       .11        18.00     16.50     17.25     128,609
  1st Quarter.....................................       .11        17.50     15.75     17.25     289,042

     The Company's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends quarterly. Dividends are declared and paid quarterly in accordance with annual dividend policies established by the board of directors. The ability of the Company to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank ("Bank"). Regulatory authorities limit the amount of dividends which can be paid by the Bank without prior approval from such authorities. At December 31, 1996, the amount of undistributed earnings of the Bank available for payment of dividends within such limitations is more than adequate to fund the anticipated cash requirements of the Company. For a further discussion of the Bank's dividend restrictions and capital requirements see "Note 15 -- Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

     On January 14, 1997, the board of directors increased the annual dividend rate to 60 cents per share and declared a quarterly cash dividend of 15 cents per share payable February 11, 1997 to shareholders of record on January 30, 1997. While the Company anticipates paying quarterly dividends of 15 cents per share in the future, there can be no assurance that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company as well as general economic conditions and other relevant factors affecting the Company. Also see "Supervision and Regulation -- Dividends" included under Item 1 of this document.

ITEM 6. SELECTED FINANCIAL DATA

     The following sets forth a five year comparison of selected financial data. The financial data reflects the balances and results of operations of acquisitions which occurred in 1996 and 1994. The acquisitions were accounted for using the purchase method.

                                                    1996       1995       1994       1993       1992
                                                    ----       ----       ----       ----       ----
SUMMARY OF OPERATIONS (in thousands)
  Interest income..............................    $83,824    $73,860    $60,158    $55,259    $55,463
  Interest expense.............................     38,606     33,364     22,116     21,122     25,155
                                                   -------    -------    -------    -------    -------
     Net interest income.......................     45,218     40,496     38,042     34,137     30,308
  Provision for loan losses....................        400        200         90        500        650
  Other income.................................      7,724      6,971      6,487      6,101      5,234
  Other expense................................     30,801     27,670     26,218     24,220     21,910
                                                   -------    -------    -------    -------    -------
     Income before income taxes................     21,741     19,597     18,221     15,518     12,982
  Income tax expense...........................      6,903      6,303      5,804      4,493      3,364
                                                   -------    -------    -------    -------    -------
     Net income................................    $14,838    $13,294    $12,417    $11,025    $ 9,618
                                                   =======    =======    =======    =======    =======
PER COMMON SHARE DATA
  Fully diluted net income.....................    $  1.78    $  1.60    $  1.50    $  1.34    $  1.18
  Cash dividends...............................        .52        .44        .36        .32        .30
  Book value at year end.......................      13.41      12.19      10.50       9.57       8.48
  Market price at year end.....................      21.25      19.25      16.50      16.00      13.25
FINANCIAL RATIOS
  Net interest margin (TE).....................       4.43%      4.58%      4.90%      4.82%      4.82%
  Return on average assets.....................       1.25%      1.31%      1.39%      1.33%      1.30%
  Return on average shareholders' equity.......      15.00%     15.10%     15.81%     15.77%     15.48%
  Dividend payout ratio........................      27.80%     26.27%     22.93%     22.73%     24.44%
  Average equity to average assets.............       8.34%      8.65%      8.78%      8.45%      8.37%
  Tier 1 capital to total assets...............       7.19%      7.75%      7.41%      7.87%      7.48%
  Total capital to risk-adjusted assets........      14.00%     14.66%     13.73%     14.45%     12.86%
LOAN QUALITY
  Net charge-offs (recoveries) to average
     loans.....................................        .11%       .08%      (.03)%      .13%      (.09)%
  Allowance for loan losses to loans...........       1.47%      1.49%      1.66%      1.68%      1.70%
  Nonperforming loans to loans.................        .66%       .85%      1.04%      1.03%      1.48%
  Nonperforming assets to loans plus OREO......        .75%       .98%      1.15%      1.15%      1.61%
YEAR END BALANCES (in millions)
  Total assets.................................     $1,229     $1,066       $953       $834       $824
  Net loans....................................        630        561        516        448        448
  Total deposits...............................      1,053        915        824        727        729
  Total shareholders' equity...................        106         97         83         75         66
AVERAGE BALANCES (in millions)
  Total assets.................................     $1,187     $1,018       $895       $827       $742
  Total loans..................................        616        545        489        454        421
  Total deposits...............................      1,021        877        776        724        649
  Total shareholders' equity...................         99         88         79         70         62

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Heritage Financial Services, Inc. and subsidiaries (the "Company") for the years ended December 31, 1996, 1995 and 1994. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

     On February 2, 1996, the Company acquired all of the common stock of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. At the date of acquisition Lockport had total assets of $104 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lockport have been included in the consolidated statement of income from the date of acquisition.

     On July 8, 1994, the Company acquired all of the common stock of Midlothian State Bank ("Midlothian") for $16.5 million in cash. At the date of acquisition Midlothian had total assets of $116 million. The acquisition was accounted for as a purchase and, accordingly, Midlothian's results of operations have been included in the consolidated statements of income since the acquisition date.

OVERVIEW

     In 1996 the Company achieved record net income and earnings per share. For the year, net income was $14.8 million, up 12% from $13.3 million in 1995. In 1995 net income increased 7% from $12.4 million in 1994. Fully diluted earnings per share were $1.78 compared with $1.60 in 1995 and $1.50 in 1994. The Company's return on average assets in 1996 was 1.25%, compared to 1.31% in 1995 and 1.39% in 1994. The return on average equity was 15.00% in 1996 compared to 15.10% in 1995 and 15.81% in 1994.

     The growth in earnings in 1996 was principally due to increases in net interest income and other operating income. The improvement in net interest income was attributable to the growth in the volumes of earning assets and interest-bearing liabilities, primarily reflecting the acquisition of Lockport during the year. A decline in the net interest spread partially offset the positive impact of volume growth. The growth in other operating income primarily reflected increases in deposit service charges and investment product fee income. A decrease in FDIC deposit insurance premiums also contributed to the increase in net income for the year.

     In 1995 the growth in net interest income and a reduction in FDIC deposit insurance premiums were the major factors contributing to the increase in net income. The improvement in net interest income was attributable to increases in the volumes of earning assets and interest-bearing liabilities, reflecting strong internal growth during the year. In 1995 a decline in the net interest spread partially offset the positive impact of volume growth.

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

     The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (in thousands):

TABLE 1 DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
          INTEREST, RATES AND NET YIELDS

                                        1996                           1995                          1994
                            ----------------------------   ----------------------------   ---------------------------
                             AVERAGE                        AVERAGE                       AVERAGE
                             BALANCE     INTEREST   RATE    BALANCE     INTEREST   RATE   BALANCE    INTEREST   RATE
                             -------     --------   ----    -------     --------   ----   -------    --------   ----
ASSETS
Federal funds sold and
  interest-bearing
  deposits................  $   13,254   $   694    5.24%  $   40,761   $ 2,378    5.83%  $ 45,147   $ 1,926     4.27%
Taxable securities........     360,553    24,001    6.66      287,951    18,881    6.56    233,642    12,844     5.50
Non-taxable
  securities(1)...........     113,935     9,572    8.40       72,482     6,838    9.43     63,178     6,443    10.20
                            ----------   -------           ----------   -------           --------   -------
  Total securities........     474,488    33,573    7.08      360,433    25,719    7.14    296,820    19,287     6.50
Loans(2):
  Commercial and
    industrial(1).........     151,658    13,783    9.09      136,339    13,057    9.58    132,852    11,136     8.38
  Real estate(1)..........     371,717    31,180    8.39      318,413    27,380    8.60    281,981    24,231     8.59
  Consumer................      92,399     8,289    8.97       89,986     8,122    9.03     74,465     6,240     8.38
                            ----------   -------           ----------   -------           --------   -------
    Total loans...........     615,774    53,252    8.65      544,738    48,559    8.91    489,298    41,607     8.50
                            ----------   -------           ----------   -------           --------   -------
    Total earning
      assets..............   1,103,516    87,519    7.93      945,932    76,656    8.10    831,265    62,820     7.56
                                         -------                        -------                      -------
Cash and due from banks...      41,728                         37,149                       35,156
Other assets(3)...........      41,258                         34,990                       28,491
                            ----------                     ----------                     --------
    Total assets..........  $1,186,502                     $1,018,071                     $894,912
                            ==========                     ==========                     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts............  $   75,685   $ 1,662    2.20%  $   76,245   $ 1,631    2.14%  $ 74,294   $ 1,596     2.15%
  Money market accounts...     115,762     4,453    3.85       85,096     3,421    4.02     70,289     2,029     2.89
  Savings deposits........     212,312     5,908    2.78      209,799     6,256    2.98    235,481     6,623     2.81
  Time deposits...........     445,055    24,304    5.46      361,911    20,208    5.58    261,382    10,961     4.19
                            ----------   -------           ----------   -------           --------   -------
    Total interest-bearing
      deposits............     848,814    36,327    4.28      733,051    31,516    4.30    641,446    21,209     3.31
Short-term borrowings.....      47,489     1,675    3.53       41,749     1,661    3.98     30,284       710     2.34
Notes payable.............       9,315       604    6.48        2,689       187    6.95      3,130       197     6.29
                            ----------   -------           ----------   -------           --------   -------
    Total interest-bearing
      liabilities.........     905,618    38,606    4.26      777,489    33,364    4.29    674,860    22,116     3.28
                                         -------                        -------                      -------
Demand deposits...........     172,447                        144,388                      134,286
Other liabilities.........       9,497                          8,175                        7,234
Shareholders' equity......      98,940                         88,019                       78,532
                            ----------                     ----------                     --------
    Total liabilities and
      shareholders'
      equity..............  $1,186,502                     $1,018,071                     $894,912
                            ==========                     ==========                     ========
    Net interest income...               $48,913                        $43,292                      $40,704
                                         =======                        =======                      =======
Net interest spread.......                          3.67%                          3.81%                         4.28%
Impact of non-interest
  bearing funds...........                           .76%                           .77%                          .62%
                                                    ----                           ----                         -----
Net yield on interest
  earning assets..........                          4.43%                          4.58%                         4.90%
                                                    ====                           ====                         =====

-------------------------
(1) Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 35%.

(2) Includes fees on loans of $1,305 in 1996, $1,187 in 1995 and $1,090 in 1994.

(3) For presentation purposes in this table, other assets includes nonaccrual loans, the allowance for loan losses and the net unrealized gain (loss) on securities available-for-sale.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the past two years (in thousands):

TABLE 2 ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE(1)

                                             1996 COMPARED TO 1995              1995 COMPARED TO 1994
                                         -----------------------------       ----------------------------
                                             CHANGE IN                           CHANGE IN
                                          INTEREST DUE TO                     INTEREST DUE TO
                                         ------------------     TOTAL        -----------------     TOTAL
                                         VOLUME      RATE      CHANGE        VOLUME     RATE      CHANGE
                                         ------      ----      ------        ------     ----      ------
EARNING ASSETS:
  Federal funds sold and
     interest-bearing deposits.......    $(1,462)   $  (221)   $(1,683)      $ (202)   $   654    $   452
  Taxable securities.................      4,696        425      5,121        3,270      2,767      6,037
  Non-taxable securities(2)..........      3,552       (819)     2,733          901       (506)       395
                                         -------    -------    -------       ------    -------    -------
       Total securities..............      8,248       (394)     7,854        4,171      2,261      6,432
                                         -------    -------    -------       ------    -------    -------
  Loans:
     Commercial and industrial(2)....      1,416       (689)       727          299      1,622      1,921
     Real estate(2)..................      4,329       (530)     3,799        3,035        114      3,149
     Consumer........................        217        (50)       167        1,374        508      1,882
                                         -------    -------    -------       ------    -------    -------
       Total loans...................      5,962     (1,269)     4,693        4,708      2,244      6,952
                                         -------    -------    -------       ------    -------    -------
       Total interest income.........     12,748     (1,884)    10,864        8,677      5,159     13,836
                                         -------    -------    -------       ------    -------    -------
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
     NOW accounts....................        (12)        43         31           42         (7)        35
     Money market accounts...........      1,185       (153)     1,032          486        906      1,392
     Savings deposits................         74       (422)      (348)        (750)       383       (367)
     Time deposits...................      4,546       (450)     4,096        4,990      4,257      9,247
                                         -------    -------    -------       ------    -------    -------
       Total interest-bearing
          deposits...................      5,793       (982)     4,811        4,768      5,539     10,307
  Short-term borrowings..............        214       (199)        15          335        616        951
  Notes payable......................        430        (13)       417          (29)        19        (10)
                                         -------    -------    -------       ------    -------    -------
       Total interest expense........      6,437     (1,194)     5,243        5,074      6,174     11,248
                                         -------    -------    -------       ------    -------    -------
       Net interest income...........    $ 6,311    $  (690)   $ 5,621       $3,603    $(1,015)   $ 2,588
                                         =======    =======    =======       ======    =======    =======

-------------------------
(1) The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amount of the change in each.

(2) Interest income is presented on a tax equivalent basis assuming a federal income tax rate of 35%.

     On a tax equivalent basis, net interest income increased $5.6 million, or 13% in 1996, compared to an increase of $2.6 million, or 6% in 1995. As set forth in Table 2, the improvement in net interest income in both years was due to increases in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates.

     In 1996 average earning assets increased by $158 million, or 17%, and average interest-bearing liabilities increased $128 million, or 16%, compared with 1995 (Table 1). The higher volumes of earning assets and interest-bearing liabilities in 1996 primarily resulted from the acquisition of Lockport coupled with strong deposit growth during the year. In 1995 average earning assets increased by $115 million, or 14%, and average interest-bearing liabilities increased $103 million, or 15%, compared with 1994. Growth in the volume of earning assets and interest-bearing liabilities in 1995 was due primarily to internal deposit growth. As a percentage of average earning assets, the level of average interest-bearing liabilities was 82.1% in 1996 compared to 82.2% in 1995 and 81.2% in 1994.

     As a percentage of average earning assets, average loans decreased from 58.9% in 1994 to 55.8% in 1996 whereas average securities increased from 35.7% in 1994 to 43.0% in 1996. The decrease in average loans in both years primarily reflects a relatively faster rate of growth in deposits versus loans in both 1996 and 1995. A majority of excess deposit funds not used to support loan growth were invested in securities. In 1996 the mix of average earning assets was also affected by Lockport which contributed a relatively greater proportion of securities compared to loans.

     The composition or mix of interest-bearing liabilities also changed in 1996 and 1995. As a percentage of average interest-bearing liabilities, average time deposits increased from 38.7% in 1994 to 49.1% in 1996 while average savings deposits decreased from 34.9% in 1994 to 23.4% in 1996. The change in funding sources was primarily due to higher levels of short-term interest rates in 1996 and 1995 compared to 1994. The overall rise in market rates caused the Company, as well as other financial institutions, to raise rates paid on time deposits. As a result, the interest rate differential between savings and time deposits widened, and customers opted to shift funds from savings to time deposits. The wider interest rate differential also influenced the mix of new deposit growth. A majority of the Company's growth in total deposits in 1996 and 1995 was in the time deposit category. The growth resulted from a combination of higher rates offered on time deposits and premium-rate time deposit promotions.

     On a tax equivalent basis, the net interest spread decreased to 3.67% in 1996 compared to 3.81% in 1995. The change in the net interest spread reflected a decrease of .17% in the yield on average earning assets while the rate paid on interest-bearing liabilities declined by only .03%. The decline in the yield on earning assets primarily resulted from the change in the mix of earning assets discussed above and generally lower rates earned on new volumes of earning assets and rate sensitive assets, such as prime-based floating rate loans and federal funds sold. The cost of interest-bearing liabilities declined slightly as short-term market interest rates remained relatively stable throughout 1996 compared to 1995.

     In 1995 the tax equivalent net interest spread decreased to 3.81% compared to 4.28% in 1994. The change in the net interest spread reflected an increase of
 .54% in the yield on average earning assets that was more than offset by an increase of 1.01% in the rate paid on interest-bearing liabilities. The increase in the yield on earning assets primarily reflected higher rates earned on new loans and securities and rate sensitive assets, such as federal funds sold, adjustable-rate securities and prime-based floating rate loans. The increase in the rate paid on interest-bearing liabilities was primarily due to higher interest rates paid on time deposits, money market accounts and short-term borrowings. Changes in the deposit mix and premium rates paid on short-term time deposit promotions also contributed to the increase in funding costs in 1995.

     A factor contributing to lower net interest spreads in 1996 and 1995 has been the flattening of the treasury yield curve. This trend is primarily attributable to the market's expectation of moderate economic growth with relatively low rates of inflation. The monetary policies and actions of the Federal Reserve Board have also influenced the shape of the yield curve. In general, a flatter yield curve reduces the interest spreads earned on new loans and securities compared to the cost of funds. Throughout 1995 the yield curve flattened as the spreads between long-term and short-term market interest rates compressed. In first half of 1996 the yield curve steepened as intermediate and long-term market interest rates increased while short-term interest rates remained relatively unchanged. In the second half of 1996 the yield curve began to flatten as spreads between long-term and short-term market interest rates narrowed. The Company cannot predict whether recent changes in the yield curve will continue or be sustained. However, changes in the slope of the yield curve will continue to impact the spread earned on average earning assets. The mix of earning assets and funding sources will also impact future net interest spreads.

PROVISION FOR LOAN LOSSES

     The provision for loan losses in 1996 was $400,000 compared to $200,000 in 1995 and $90,000 in 1994. The increase in provisions in 1996 and 1995 primarily resulted from higher net charge-offs in each year. The provisions in both years were also influenced by the improvement in asset quality and reductions in potential risks associated with impaired loans. For further information on the Company's nonperforming loans, impaired loans and loss experience, see the "Nonperforming Assets", "Impaired Loans" and "Allowance for Loan Losses" sections below.

OTHER INCOME

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

TABLE 3 OTHER INCOME

                                                                                          $ CHANGE
                                                                                         FROM PRIOR
                                                                                            YEAR
                                                                                        -------------
                                                           1996      1995      1994     1996     1995
                                                           ----      ----      ----     ----     ----
Service charges on deposits...........................    $4,477    $4,097    $3,832    $ 380    $265
Income for trust services.............................       784       737       707       47      30
Investment product fees...............................     1,134       909       939      225     (30)
Other operating income................................     1,209     1,005       997      204       8
Securities gains......................................       120       223        12     (103)    211
                                                          ------    ------    ------    -----    ----
     Total other income...............................    $7,724    $6,971    $6,487    $ 753    $484
                                                          ======    ======    ======    =====    ====

     Service charges on deposits, the primary component of other income, increased 9% in 1996 and 7% in 1995. The increase in service charge income in 1996 was due in part to the additional fee income of Lockport and a change in service charge pricing methods. In 1995 the increase in income was primarily due to the additional fee income of Midlothian. While the Company has historically experienced increases in deposit service charges, the growth has been tempered by the introduction of new retail products, such as free checking accounts. These products have been offered in response to similar products offered by local financial institutions and non-bank competitors. In the future the introduction of similar products and customer cost preferences may limit the growth in service charge revenue.

     Income from trust services increased 6% in 1996 and 4% in 1995. The growth in trust revenue in 1996 was primarily attributable to the trust accounts acquired from Lockport. In 1995 the increase reflected continued growth of employee benefit plans and other asset management accounts serviced by Heritage Trust Company. At December 31, 1996, total customer trust assets were approximately $183 million, up $31 million from year-end 1995.

     Income from investment product fees is derived from sales of third-party mutual funds and annuities through arrangements with licensed broker-dealers. In 1996 the Company expanded the annuity and mutual fund product selections. The growth in investment product income was in part due to the increased product offerings combined with greater customer demand. In 1995 fees declined 3% reflecting a lower volume of product sales.

     Net securities gains in 1996 were $120,000 compared to net gains of $223,000 in 1995 and $12,000 in 1994. In 1996 the Company sold $18 million of REMIC securities and $20 million of adjustable-rate mortgage pools which, collectively, resulted in a net loss of $58,000. The proceeds from these sales were reinvested in longer-term, fixed rate CMOs and REMICs. In 1996 the Company also recognized a gain of $135,000 on the payoff of a nonaccrual tax-exempt obligation and gross gains of $30,000 from calls of municipal securities. In 1995 the Company sold $8 million of adjustable-rate mortgage pools for gains of $177,000 and realized gains of $46,000 from calls of municipal securities. In 1994 securities gains were limited to calls of municipal securities.

OTHER EXPENSE

     The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with the day-to-day operations of the Company. In general, the increases in most expense categories in 1996 and 1995 were attributable to the Lockport and Midlothian acquisitions. However, the growth of operating expenses has been contained due in part to the realization of certain economies of scale from the acquisitions, efficient staffing and management's ongoing efforts to reduce costs through investments in technology and competitive bidding.

     Operating expense levels of financial institutions are often measured using the efficiency ratio (operating expense divided by the sum of taxable equivalent net interest income plus other income, excluding securities transactions). The ratio reflects on average how much an institution spends to generate each dollar of revenue. The Company's efficiency ratio was 54.5% in 1996 compared to 55.3% in 1995 and 55.6% in 1994. The improvement in the efficiency ratio in 1996 was primarily due to higher revenue growth combined with relatively lower operating expenses.

     The following table sets forth the major components of other expense for the last three years (in thousands):

TABLE 4 OTHER EXPENSE

                                                                                            $ CHANGE
                                                                                        FROM PRIOR YEAR
                                                                                       ------------------
                                                 1996         1995         1994         1996        1995
                                                 ----         ----         ----         ----        ----
Salaries and employee benefits............      $16,645      $15,146      $14,373      $1,499      $  773
Net occupancy expense.....................        3,107        2,618        2,395         489         223
Equipment expense.........................        1,697        1,569        1,550         128          19
Data processing expense...................        1,105          817          750         288          67
Federal deposit insurance premiums........           53          958        1,683        (905)       (725)
Amortization of intangible assets.........        2,251        1,613        1,374         638         239
Stationery and supplies...................          766          700          616          66          84
Legal and professional fees...............          633          681          561         (48)        120
Marketing and promotion...................          679          528          389         151         139
Other operating expenses..................        3,865        3,040        2,527         825         513
                                                -------      -------      -------      ------      ------
  Total other expense.....................      $30,801      $27,670      $26,218      $3,131      $1,452
                                                =======      =======      =======      ======      ======

     Salaries and employee benefits, the largest component of other expense, increased 10% in 1996 compared to 5% in 1995. The increases in both years were primarily attributable to the additional salary expense from acquisitions and annual merit increases paid to employees. In 1996 higher expenses were also due to an increase in profit sharing expense and incentive compensation. In 1995 the growth in expense was partially offset by a decrease in profit sharing expense. At December 31, 1996, the number of full-time equivalent ("FTE") employees totaled 446 compared to 434 and 440 at December 31, 1995 and 1994, respectively. The increase in the number of FTE employees in 1996 was primarily due to the additional employees of Lockport.

     Occupancy expense increased 19% in 1996 and 9% in 1995. The increase in 1996 expense was largely due to higher real estate taxes, reflecting sharp increases in property valuations which were reassessed in 1996. A majority of the bank's real estate properties are reassessed by taxing authorities every three years. The additional costs of the Monee branch, which opened in August 1995, higher utility costs and the additional expenses of bank acquisitions also contributed to the growth in occupancy expense in 1996 and 1995.

     For many years the Company has continued to expand and upgrade computer, data processing and communications equipment to improve productivity, increase operating efficiencies and enhance customer sales and service. In 1996 data processing expense increased 35% compared to an increase of 9% in 1995 and equipment expense increased 8% compared to a 1% growth in 1995. Higher data processing and equipment expenses were due primarily to the upgrade of teller platform systems, the upgrade of bank-wide telephone systems and the purchase of approximately $1 million of new personal computers. The growth in data processing expense in both years also reflects the additional costs to process the activity of acquired banks and general price increases in third-party data processing services. In 1997 the Company expects to install a new retail banking platform system.

     The significant decline in deposit insurance expense in 1996 and 1995 was due to a reduction in the Bank Insurance Fund ("BIF") assessment rates. Effective June 1, 1995, the FDIC reduced the Bank's assessment rate from .23% of deposits to .04% of deposits. In 1996 the FDIC reduced the Bank's assessment rate for both semi-annual periods from .04% of deposits to zero. In December, 1996, the FDIC set the Company's BIF assessment rate for the semi-annual assessment period ending June 30, 1997, at zero. There are no assurances, however, that future assessment rates will remain at that level. On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") was signed into law which, among other things, authorized the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") by imposing a special assessment on institutions holding SAIF deposits. Under the Economic Growth Act, members of the BIF and SAIF will be jointly responsible to service a portion of interest on Financing Corporation ("FICO") bonds that were issued by the government to pay for the thrift cleanup in the late 1980's. Beginning January 1, 1997, the Company will begin paying FICO assessments at the rate of .013% of BIF deposits.

     The increases in the amortization of intangible assets in 1996 and 1995 resulted from the acquisitions of Lockport and Midlothian, respectively. Higher marketing and promotion expenses in 1996 and 1995 were primarily attributable to increased advertising and direct mail costs associated with loan and deposit promotions. The increase in other operating expenses in 1996 reflects a charge of approximately $300,000 to settle a lawsuit filed by Federal Insurance Company in May, 1995. Higher operating expenses in 1996 also resulted from increased loan servicing costs and ATM processing fees. The growth in other operating expenses in 1995 was primarily due to increases in loan servicing and OREO expenses, communication and postage expenses and employee training costs.

INCOME TAXES

     Income tax expense increased $600,000 in 1996 and $499,000 in 1995. The Company's effective tax rate (income tax expense divided by income before taxes) was 31.7% in 1996, 32.2% in 1995 and 31.9% in 1994. Higher income tax expense in both years was principally due to the increases in pre-tax earnings. The decrease in the effective tax rate in 1996 was primarily due to an increase in the amount of tax-exempt income earned on state and municipal securities.

ANALYSIS OF BALANCE SHEETS

LOANS

     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

TABLE 5 COMPOSITION OF LOANS

                                                                   DECEMBER 31
                         ------------------------------------------------------------------------------------------------
                               1996                1995                1994                1993                1992
                         ----------------    ----------------    ----------------    ----------------    ----------------
                                    % OF                % OF                % OF                % OF                % OF
                          AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
                          ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
Commercial and
  industrial.........    $143,811     23%    $130,508     23%    $124,351     24%    $127,499     28%    $133,198     29%
Commercial real
  estate.............     148,798     23      145,080     25      142,833     27      138,471     30      126,353     28
Construction.........      13,515      2        8,645      2        6,096      1        5,055      1        8,004      2
Residential real
  estate.............     239,380     37      200,323     35      162,246     31      133,178     29      137,431     30
Home equity..........      85,113     13       73,525     13       72,394     13       33,132      7       29,908      6
Other consumer.......      10,192      2       13,782      2       20,078      4       19,824      5       21,466      5
                         --------    ---     --------    ---     --------    ---     --------    ---     --------    ---
    Total............    $640,809    100%    $571,863    100%    $527,998    100%    $457,159    100%    $456,360    100%
                         ========    ===     ========    ===     ========    ===     ========    ===     ========    ===

     The Company's primary organizational emphasis is commercial lending. A majority of the commercial loan portfolio represents loans to small and mid-size companies in businesses such as light manufacturing, wholesale, distribution and other service operations. Commercial and industrial loans consist primarily of secured loans made for business working capital and purchases of inventory and equipment. Commercial real estate loans generally represent intermediate-term mortgages (five to fifteen years) made to finance owner-occupied property, plant expansion or the acquisition of income-producing property. While most of the Company's commercial borrowers operate in the southwest suburbs of Chicago, a number of these customers conduct business nationally.

     Combined, commercial and industrial, commercial real estate and construction loans increased $22 million or 8% in 1996 compared to an increase of $11 million or 4% in 1995. The Company continues to actively pursue commercial borrowers within the markets it serves. However, increased competition and aggressive pricing by both bank and non-bank competitors has tempered the growth of commercial loans over the past several years.

     The maturity distribution and interest rate sensitivity of commercial and industrial, commercial real estate and construction loans at December 31, 1996 are set forth below (in thousands):

TABLE 6 LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

                                                                         MATURITY(1)
                                                     ---------------------------------------------------
                                                      WITHIN                        AFTER
                                                     1 YEAR(2)      1-5 YEARS      5 YEARS       TOTAL
                                                     ---------      ---------      -------       -----
Commercial and industrial........................    $ 93,225       $ 43,203       $ 7,383      $143,811
Commercial real estate...........................      30,294         97,726        20,778       148,798
Construction.....................................      13,515             --            --        13,515
                                                     --------       --------       -------      --------
     Total.......................................    $137,034       $140,929       $28,161      $306,124
                                                     ========       ========       =======      ========
Fixed rate loans.................................    $ 51,050       $124,265       $23,849      $199,164
Variable rate loans..............................      85,984         16,664         4,312       106,960
                                                     --------       --------       -------      --------
     Total.......................................    $137,034       $140,929       $28,161      $306,124
                                                     ========       ========       =======      ========

-------------------------
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

     Residential real estate loans primarily represent single-family, first mortgages with intermediate terms secured by properties primarily located in the Company's general market area. In 1996 this portfolio increased $39 million or 19% compared to $38 million or 23% in 1995. The Company continues to grow the residential real estate portfolio based on its asset/liability mix and interest rate sensitivity position. A majority of the new loans originated in 1996 and 1995 were 15-year conventional loans and 30-year bi-weekly loans.

     Home equity loans represent second mortgages secured by residential real estate properties primarily located in Cook County and the adjacent collar counties. At December 31, 1996, approximately $21 million, or 25%, of home equity loans are floating rate advances under equity lines of credit. The remaining balance of the portfolio consists of fixed-rate installment loans with terms of five to 15 years.

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

     The following table sets forth the aggregate amount of the Company's nonperforming assets for the last five years (in thousands):

TABLE 7 NONPERFORMING ASSETS

                                                                        DECEMBER 31
                                                   ------------------------------------------------------
                                                    1996        1995        1994        1993        1992
                                                    ----        ----        ----        ----        ----
Nonaccrual loans...............................    $3,421      $3,919      $4,272      $4,299      $5,999
Loans past due 90 days or more.................       783         938       1,201         409         731
                                                   ------      ------      ------      ------      ------
     Total nonperforming loans.................     4,204       4,857       5,473       4,708       6,730
Other real estate owned........................       618         760         563         524         602
                                                   ------      ------      ------      ------      ------
     Total nonperforming assets................    $4,822      $5,617      $6,036      $5,232      $7,332
                                                   ======      ======      ======      ======      ======
Restructured loans.............................        --          --      $  582          --          --
                                                   ======      ======      ======      ======      ======
Nonperforming loans to loans...................      .66%        .85%       1.04%       1.03%       1.48%
Nonperforming assets to loans plus OREO........      .75%        .98%       1.15%       1.15%       1.61%

     The largest nonperforming loan at December 31, 1996 is a nonaccrual loan in the amount of $536,000. The loan is secured by construction equipment, accounts receivable and business assets. While the borrower continues to make payments, the ultimate collectibility of all principal and interest is uncertain. The second largest nonperforming loan is a loan secured by residential real estate lots in the amount of $450,000. The borrower continues to attempt to sell the lots and proceeds from sales are partially applied to the nonaccrual loan balance. The composition of the remaining nonperforming loans primarily consists of loans secured by local commercial real estate or residential real estate of which no single loan exceeds $350,000. Other real estate owned primarily consists of residential real estate. At December 31, 1996, the largest OREO property was a residential property with a carrying value of $284,000.

     In addition to the loans classified as nonperforming at December 31, 1996 other loans with a total principal balance of approximately $2.4 million were identified by management to be possible problem loans. While these borrowers are in compliance with present repayment terms, their financial conditions have caused management to believe that their loans may result in classification as past due or nonaccrual loans at some future time. These loans have been considered in the recognition and evaluation of impaired loans described below.

IMPAIRED LOANS

     In 1995 the Company adopted the provisions of SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under the Company's credit policy, all loans, except for home equity loans and other consumer loans, are subject to impairment recognition on a quarterly basis. A loan is considered impaired when it is probable that all principal and interest due under the contractual terms of a loan will not be collected. The Company generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Loan impairment is measured based on the present value of expected future cash flows or the fair value of collateral if the loan is collateral dependent. If the fair value of an impaired loan is less than its recorded investment, a specific valuation allowance is allocated to the loan. Interest income on impaired loans, other than nonaccrual loans, is recorded on an accrual basis.

     The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 1996 and 1995 (in thousands):

TABLE 8 IMPAIRED LOANS

                                                              AMOUNT OF IMPAIRED LOANS
                                                         -----------------------------------
                                                         NO VALUATION    VALUATION              AMOUNT OF
                                                          ALLOWANCE      ALLOWANCE              VALUATION
                                                           REQUIRED      REQUIRED     TOTAL     ALLOWANCE
                                                         ------------    ---------    -----     ---------
DECEMBER 31, 1996
  Commercial and industrial..........................       $  137        $  646      $  783      $275
  Commercial real estate.............................          816           955       1,771       200
  Residential real estate............................          812           240       1,052        66
                                                            ------        ------      ------      ----
     Total impaired loans............................       $1,765        $1,841      $3,606      $541
                                                            ======        ======      ======      ====
DECEMBER 31, 1995
  Commercial and industrial..........................       $  271        $  796      $1,067      $285
  Commercial real estate.............................        3,312         1,410       4,722       486
  Residential real estate............................        1,104           134       1,238        51
                                                            ------        ------      ------      ----
     Total impaired loans............................       $4,687        $2,340      $7,027      $822
                                                            ======        ======      ======      ====

     Of the total amount of impaired loans, $1,827,000 were measured using the present value of expected future cash flows and $1,779,000 were measured based on the fair value of collateral. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995, were $5,855,000 and $7,357,000, respectively. Interest income recognized on impaired loans totaled $236,000 in 1996 and $311,000 in 1995.

     The amount of impaired loans is not directly comparable with the amount of nonperforming loans previously disclosed in Table 7. The primary differences between nonperforming loans and impaired loans are: i.) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial real estate loans and residential real estate loans; and ii.) impaired loan recognition considers not only loans 90 days or more past due and nonaccrual loans but also may include possible problem loans other than delinquent loans. Included in the total balance of impaired loans at December 31, 1996 were nonaccrual loans of $2,951,000. At December 31, 1995 the balance of impaired loans included nonaccrual loans of $3,423,000 and loans 90 days or more past due of $334,000.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is an amount which is available to absorb potential credit losses. The allowance is comprised of both specific and general valuation allowances and is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the Company's loan portfolio. Management assesses the adequacy of the allowance for loan losses on a quarterly basis. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan portfolio growth, loan delinquency levels and trends, and reviews of impaired loans and the value of underlying collateral securing these loans. A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate, but not excessive, based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of loans previously charged off are credited back to the allowance.

     The following table summarizes the changes in the allowance for loan losses for the last five years (in thousands):

TABLE 9 ALLOWANCE FOR LOAN LOSSES

                                                1996        1995        1994        1993        1992
                                                ----        ----        ----        ----        ----
Balance at beginning of period............    $  8,477    $  8,720    $  7,655    $  7,755    $  5,127
Allowance of acquired banks...............       1,179          --         850          --       1,598
                                              --------    --------    --------    --------    --------
Provision for loan losses.................         400         200          90         500         650
                                              --------    --------    --------    --------    --------
Loans charged off:
  Commercial and industrial...............         112         348         100         571         444
  Commercial real estate..................         565         351         182         310         129
  Construction............................          --          --          --          --          --
  Residential real estate.................         164          61         127          96         229
  Home equity.............................          37          52          23          18          11
  Other consumer..........................          47          53         108         112         182
                                              --------    --------    --------    --------    --------
     Total charge-offs....................         925         865         540       1,107         995
                                              --------    --------    --------    --------    --------
Recoveries on loans previously charged
  off:
  Commercial and industrial...............          96         234          97         379         321
  Commercial real estate..................         121          36         477          35         903
  Construction............................          --          --          --          --          --
  Residential real estate.................          27         111          43          32          55
  Home equity.............................          --          --          --          --          --
  Other consumer..........................          32          41          48          61          96
                                              --------    --------    --------    --------    --------
     Total recoveries.....................         276         422         665         507       1,375
                                              --------    --------    --------    --------    --------
     Net charge-offs (recoveries).........         649         443        (125)        600        (380)
                                              --------    --------    --------    --------    --------
Balance at end of period..................    $  9,407    $  8,477    $  8,720    $  7,655    $  7,755
                                              ========    ========    ========    ========    ========
Specific valuation reserves for impaired
  loans...................................    $    541    $    822
                                              ========    ========
Average loans.............................    $615,774    $544,738    $489,298    $453,673    $420,826
                                              ========    ========    ========    ========    ========
Net charge-offs (recoveries) to average
  loans...................................         .11%        .08%       (.03)%       .13%       (.09)%
Allowance for loan losses to loans........        1.47%       1.49%       1.66%       1.68%       1.70%
Allowance for loan losses to nonperforming
  loans...................................         224%        175%        159%        163%        115%

     For many years the Company has minimized credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. Loans and lines of credit over $2 million are reviewed and approved by the executive committee of the Bank's board of directors. The Company's loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. The Bank's loan review committee meets monthly to assess delinquent and problem loans and develop collection strategies to minimize potential loan losses. The board of directors also review the status of problem loans monthly. In addition to internal policies and controls, regulatory authorities and the Company's independent auditors periodically review asset quality and the overall adequacy of the allowance for loan losses as integral parts of their examinations.

     The Company recorded slightly higher loan loss provisions in 1996 and 1995 primarily due to higher net charge-offs in each year. While the amount of net charge-offs increased in 1996 and 1995, they were still relatively low when compared to the overall growth in the loan portfolio and prior loss experience. The provisions in both years were also influenced by the improvement in the Company's asset quality and reductions in potential risks associated with impaired loans. The loan loss provisions in 1994 and 1992 were influenced by large recoveries of previously charged-off commercial real estate loans. Excluding the large recoveries, the Company's net charge-off ratios would have been .06% in 1994 and .12% in 1992.

     At December 31, 1996, the allowance for loan losses as a percentage of loans was 1.47% compared to 1.49% at year-end 1995. The decrease in the level of the allowance was primarily due to higher net charge-offs and the growth in the loan portfolio. As a percentage of nonperforming loans, the allowance increased to 224% at December 31, 1996 compared to 175% at December 31, 1995. The increase in the allowance coverage of nonperforming loans was primarily due to the addition of Lockport's allowance for loan losses in 1996.

     The following table sets forth an allocation of the Company's allowance for loan losses for the last five years (in thousands):

TABLE 10 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES(1)

                                                                        DECEMBER 31
                                                   ------------------------------------------------------
                                                    1996        1995        1994        1993        1992
                                                    ----        ----        ----        ----        ----
Commercial and industrial......................    $2,157      $2,077      $2,570      $2,905      $3,105
Commercial real estate.........................     4,200       4,100       4,500       3,300       3,000
Construction...................................        --          --          --          --          --
Residential real estate........................     2,250       1,550       1,100       1,100       1,300
Home equity and other consumer.................       800         750         550         350         350
                                                   ------      ------      ------      ------      ------
  Total........................................    $9,407      $8,477      $8,720      $7,655      $7,755
                                                   ======      ======      ======      ======      ======

-------------------------
(1) See Table 5 for the percentage of each loan category to total loans.

     Changes in the allocation of the allowance to individual loan categories at December 31, 1996 and 1995 were primarily the result of loan portfolio growth and changes in management's risk assessment and assignment of unallocated reserves. In 1995 the change in the allocation reflected the adoption of the impaired loan accounting standard. Notwithstanding management's allocation of the allowance, the entire allowance for loan losses is available to absorb losses in any particular category of loans. The increase in general valuation reserves in 1996 compared to 1995 primarily reflects the addition of Lockport's allowance for loan losses.

SECURITIES

     The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions.

     The following table sets forth the year-end carrying value of securities for the last three years (in thousands):

TABLE 11 COMPOSITION OF SECURITIES

                                                                      DECEMBER 31
                                             -------------------------------------------------------------
                                                   1996                  1995                  1994
                                             -----------------     -----------------     -----------------
                                                         % OF                  % OF                  % OF
                                              AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL
                                              ------     -----      ------     -----      ------     -----
By Type:
  Mortgage-backed securities:
     REMICs and CMOs.....................    $166,709      33%     $121,695      29%     $ 67,361      22%
     Pass-through obligations and
       pools.............................      92,353      18        61,359      15        52,338      17
     Adjustable-rate mortgage pools......      68,065      13        93,198      22        86,541      28
  State and municipal securities.........     128,367      25        97,807      24        60,190      20
  Asset-backed securities................      33,533       7        34,511       8        31,278      10
  Other securities.......................      19,902       4         7,045       2        10,580       3
                                             --------     ---      --------     ---      --------     ---
       Total.............................    $508,929     100%     $415,615     100%     $308,288     100%
                                             ========     ===      ========     ===      ========     ===
By Classification:
  Available-for-sale.....................    $392,754      77%     $318,159      77%     $ 71,478      23%
  Held-to-maturity.......................     115,913      23        97,456      23       236,810      77
  Trading................................         262      --            --      --            --      --
                                             --------     ---      --------     ---      --------     ---
       Total.............................    $508,929     100%     $415,615     100%     $308,288     100%
                                             ========     ===      ========     ===      ========     ===

     Mortgage-backed securities primarily consist of mortgage pass-through securities directly or implicitly backed by the full faith and credit of the United States government. A majority of mortgage-backed securities represent investments in fixed-rate, current pay tranches of real estate mortgage investment conduits ("REMICs") and collateralized mortgage obligations ("CMOs"). Mortgage-backed securities are acquired based on their relative yield advantage over other investment alternatives with similar maturity characteristics. Acquisitions of these securities involve a thorough analysis of their estimated prepayment speeds and yield performance with movements in market interest rates of plus or minus 300 basis points. Asset-backed securities generally represent interests in pools of short-term loans or receivables, such as auto, home equity and credit card loans. All asset-backed securities are AAA rated bonds.

     In 1996 and 1995 the Company increased its investments in fixed-rate, intermediate-term mortgage-backed securities having average lives ranging from three to ten years. Fixed-rate mortgage-backed securities comprised 51% of total securities at December 31, 1996, compared to 44% in 1995 and 39% in 1994. The Company also increased its holdings of longer-term bank-qualified tax-exempt securities. The maturities of these securities primarily range from seven to 15 years. Cash flows from payments and sales of adjustable-rate mortgage ("ARM") pools were used to partially fund the growth of mortgage-backed and municipal securities.

     In 1994 the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that all debt and equity securities be classified as held-to-maturity, available-for-sale or trading. Securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost. Securities that may be sold as part of the Company's management of interest rate risk, liquidity, or in response to or in anticipation of changes in interest rates and prepayment risk, or for other similar factors, are classified as available-for-sale.

     On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report on the implementation of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". As part of the application of the Special Report, companies were allowed a one-time opportunity to reclassify securities, including securities classified as held-to-maturity. In accordance with the Special Report, the

Company transferred all of its taxable securities classified as held-to-maturity at December 31, 1995 to available-for-sale. At the date of transfer, the securities had an approximate market value of $207,000,000 and an unrealized gain of $1,928,000.

     At December 31, 1996, concentrations of securities of a single issuer consisted of investments in tax-exempt obligations issued by the Village of Alsip. The amortized cost and market value of these securities were $8,440,000 and $8,835,000, respectively. In addition to securities, the Company has granted tax-exempt loans to the Village of Alsip which totaled $4,527,000 at December 31, 1996. All securities and loans are secured by the general taxing authority of the Village of Alsip except for $370,000 in securities which are secured solely by revenue from certain real estate taxes. Some loans are further secured by real estate or other marketable collateral. The Company has no other securities of any one issuer, excluding mortgage-backed securities, that exceed 10% of shareholders' equity.

     The maturities and weighted average yields of securities as of December 31, 1996, are presented in the following table. The amounts and yields of fixed-rate mortgage-backed securities and asset-backed securities are presented based on current estimated principal cash flows of each security. The amount and yield of ARM securities are presented in the "Within 1 Year" maturity period since these securities reprice at least annually. Yields on state and municipal securities are stated on a tax equivalent basis assuming a federal income tax rate of 35% (in thousands):

TABLE 12 SECURITIES MATURITIES AND YIELDS

                                                                    MATURING
                       --------------------------------------------------------------------------------------------------
                         WITHIN 1 YEAR            1-5 YEARS             5-10 YEARS          AFTER 10 YEARS
                       -----------------      -----------------      ----------------      ----------------
                        AMOUNT     YIELD       AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD       TOTAL
                        ------     -----       ------     -----      ------     -----      ------     -----       -----
HELD-TO-MATURITY
  State and municipal
    securities.......  $ 10,783    9.64%      $ 30,587    8.91%      $68,615    7.79%      $ 5,928    10.07%     $115,913
                       ========    ====       ========    ====       =======    ====       =======    =====      ========
AVAILABLE-FOR-SALE
  Mortgage-backed
    securities:
    REMICs and
       CMOs..........  $ 25,557    6.74%      $108,511    7.11%      $15,035    7.00%      $17,606     7.04%     $166,709
    Pass-through
       obligations
       and pools.....    16,242    6.98%        52,777    7.09%        7,526    7.04%       15,808     7.10%       92,353
    Adjustable-rate
       mortgage
       pools.........    68,065    6.65%            --      --            --      --            --       --        68,065
  Asset-backed
    securities.......     9,888    6.82%        21,830    7.01%        1,815    6.95%           --       --        33,533
  State and municipal
    securities.......        --      --          3,573    8.11%        5,348    8.06%        3,533     8.59%       12,454
  Other securities...    13,840    5.80%         5,800    5.31%           --      --            --       --        19,640
                       --------               --------               -------               -------               --------
    Total............  $133,592    6.63%      $192,491    7.06%      $29,724    7.20%      $36,947     7.21%     $392,754
                       ========    ====       ========    ====       =======    ====       =======    =====      ========

DEPOSITS

     Funding of earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its marketing strategies and emphasis on retail core deposits, the major component of funding sources. The Company offers a number of different products which are priced competitively within the markets it serves. These products, including promotions, are designed to attract new customers, retain existing customers and create opportunities to offer other bank products or services. While the market and pricing for deposit funds is very competitive, the Company believes that personalized, quality service is also an important element in retaining core deposit customers.

     The following table summarizes the composition of major deposit categories for the last three years (in thousands):

TABLE 13 COMPOSITION OF DEPOSITS

                                                                       DECEMBER 31
                                              -------------------------------------------------------------
                                                     1996                  1995                 1994
                                              -------------------    -----------------    -----------------
                                                            % OF                 % OF                 % OF
                                                AMOUNT      TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                                ------      -----     ------     -----     ------     -----
Demand deposits...........................    $  185,705      18%    $161,400      18%    $143,378      17%
NOW and money market accounts.............       190,955      18      175,407      19      145,543      18
Savings deposits..........................       203,483      19      201,542      22      232,100      28
Time deposits.............................       473,160      45      376,943      41      302,569      37
                                              ----------     ---     --------     ---     --------     ---
     Total deposits.......................    $1,053,303     100%    $915,292     100%    $823,590     100%
                                              ==========     ===     ========     ===     ========     ===

     At December 31, 1996, total deposits increased $138 million or 15% compared to year-end 1995. The increase primarily resulted from the acquisition of Lockport and strong deposit growth. At December 31, 1995, total deposits increased $92 million or 11% compared to year-end 1994. Approximately $50 million of the growth resulted from a seven month, premium-rate certificate of deposit promotion offered in early 1995.

     As previously discussed in the analysis of net interest income, the composition of deposits has changed primarily due to higher levels of short-term interest rates in 1996 and 1995. During these years a majority of the Company's growth in total deposits was in the time deposit category. The growth resulted from a combination of higher rates offered on time deposits and premium-rate time deposit promotions. The growth also reflects the shift of funds from savings deposits as a result of the widening of the interest rate differential between savings and time deposits. While it has been the Company's experience that savings deposits are relatively insensitive to changes in interest rates, the Company believes that further shifting of savings may occur based on the current level of interest rates offered on time deposits. The potential shift of savings has been considered and incorporated in the Company's asset/liability analysis and measurement of interest rate risk.

     The following table sets forth the maturity distribution of time deposits of $100,000 or more for the past three years (in thousands):

TABLE 14 MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                                                                         DECEMBER 31
                                                                ------------------------------
                                                                  1996       1995       1994
                                                                  ----       ----       ----
3 months or less............................................    $ 45,330    $35,001    $34,765
Over 3 months but within 6 months...........................      22,190     19,967     12,779
Over 6 months but within 12 months..........................      23,873     14,663      8,094
Over 12 months..............................................      15,980     12,687     21,102
                                                                --------    -------    -------
  Total.....................................................    $107,373    $82,318    $76,740
                                                                ========    =======    =======

SHORT-TERM BORROWINGS

     Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and notes payable. Information relating to short-term borrowings for the last three years is presented below (in thousands):

TABLE 15 SHORT-TERM BORROWINGS

                                                                 1996         1995         1994
                                                                 ----         ----         ----
At December 31:
  Securities sold under agreements to repurchase............    $40,706      $47,002      $33,018
  Federal funds purchased...................................     13,000           --           --
  Notes payable.............................................      7,000           --        6,500
                                                                -------      -------      -------
     Total..................................................    $60,706      $47,002      $39,518
                                                                =======      =======      =======
     Average interest rate..................................       3.24%        3.88%        3.98%
Maximum Outstanding at Any Month-end During the Year:
  Securities sold under agreements to repurchase............    $50,790      $51,553      $34,184
  Federal funds purchased...................................     16,500           --           --
  Notes payable.............................................     14,000        5,000        8,000
                                                                -------      -------      -------
     Total..................................................    $81,290      $56,553      $42,184
                                                                =======      =======      =======
Averages for the Year:
  Securities sold under agreements to repurchase............    $45,846      $41,749      $30,284
  Federal funds purchased...................................      1,643           --           --
  Notes payable.............................................      9,315        2,689        3,130
                                                                -------      -------      -------
     Total..................................................    $56,804      $44,438      $33,414
                                                                =======      =======      =======
     Average interest rate..................................       4.01%        4.16%        2.71%

     Securities sold under agreements to repurchase primarily represent borrowings originated as part of cash management services offered to corporate customers. Borrowings that mature in one business day totaled $38 million at December 31, 1996. The remaining balance of securities sold under agreements to repurchase represents term repurchase agreements issued to customers that mature within 90 to 360 days. Federal funds purchased represent temporary over night borrowings from correspondent banks.

     Notes payable represent borrowings by the Company to partially fund bank acquisitions. For more information on acquisitions and borrowings, see "Note 2 -- Acquisitions" and "Note 7 -- Notes Payable" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

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

     In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 1996 (in thousands):

TABLE 16 GAP TABLE

                                                          RATE SENSITIVE PERIOD
                                        ---------------------------------------------------------
                                          1-90       91-365        1-2        OVER
                                          DAYS        DAYS        YEARS     2 YEARS      TOTAL
                                          ----       ------       -----     -------      -----
Earning assets:
  Loans
     Fixed-rate.......................  $  21,166   $  51,543   $  57,747   $368,351   $  498,807
     Variable-rate....................    130,358       3,261       2,000      4,578      140,197
  Securities
     Fixed-rate(1)....................     17,739      53,911      64,401    300,152      436,203
     Variable-rate....................     27,022      45,704          --         --       72,726
                                        ---------   ---------   ---------   --------   ----------
     Total earning assets.............    196,285     154,419     124,148    673,081    1,147,933
                                        ---------   ---------   ---------   --------   ----------
Interest-bearing liabilities:
  Time deposits.......................    136,692     247,731      60,335     28,402      473,160
  NOW and money market deposits(2)....    112,852          --          --     78,103      190,955
  Savings deposits(2).................      6,000      18,000      20,000    159,483      203,483
  Short-term borrowings...............     53,706          --          --         --       53,706
  Notes payable.......................      7,000          --          --         --        7,000
                                        ---------   ---------   ---------   --------   ----------
     Total interest-bearing
       liabilities....................    316,250     265,731      80,335    265,988      928,304
                                        ---------   ---------   ---------   --------   ----------
  Incremental asset (liability) gap...  $(119,965)  $(111,312)  $  43,813   $407,093   $  219,629
                                        =========   =========   =========   ========   ==========
  Cumulative asset (liability) gap....  $(119,965)  $(231,277)  $(187,464)  $219,629
                                        =========   =========   =========   ========

-------------------------
(1) Maturity volumes of mortgage-backed and asset-backed securities are presented based on current estimated cash flows.
(2) Historically the Company's NOW accounts and savings deposits have been relatively insensitive to interest rate changes. However, the Company considers a portion of savings deposits to be rate sensitive based on historical growth trends and management's expectations.

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

     The Company's asset/liability policy has established guidelines that limit to 5% the amount of forecasted net interest income at risk over a twelve month period, assuming a 300 basis point fluctuation in market interest rates. If the projected change in net interest income is greater than 5%, management is required to develop strategies to reduce this risk. At December 31, 1996, the Company's forecast of interest rate risk indicated that its sensitivity to changes in interest rates in a one-year period was less than 5%.

LIQUIDITY

     Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Liquidity needs of Heritage Bank have historically been met by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities. In 1996 the Bank's average amount of federal funds sold was $13 million. At year-end however, the Bank purchased $13 million of federal funds to meet temporary funding needs. The Bank may purchase up to $40 million under informal federal funds lines with correspondent banks. For the three and twelve months ended December 31, 1996, the aggregate principal payments received on mortgage-backed and asset-backed securities totaled approximately $18 million and $75 million, respectively. At December 31, 1996, the Bank has $19 million of securities having contractual maturities of one year or less and expects to receive approximately $68 million of payments on mortgage-backed and asset-backed securities over the next twelve months. The cash flow projections of mortgage-backed and asset-backed securities are based on the consensus prepayment estimates of securities brokers. Other sources of potential liquidity include the sale of securities classified as available-for-sale and advances under a $139 million credit facility with the Federal Home Loan Bank.

     For the parent company, Heritage Financial Services, Inc.("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank. Regulatory authorities limit the amount of dividends which can be paid by Heritage Bank without prior approval from such authorities. At December 31, 1996, the amount of undistributed earnings of Heritage Bank available for payment of dividends within such limitations is sufficient to fund the anticipated cash requirements of HFS. For a further discussion of Heritage Bank's capital requirements and dividend restrictions, see "Note 15 -- Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

CAPITAL

     At December 31, 1996 total shareholders' equity increased to $105.7 million, up $8.9 million or 9% from December 31, 1995. In 1995 shareholders' equity increased $13.7 million or 16% compared with year-end 1994. The growth in equity primarily reflects the retention of current year earnings, less dividends paid and changes in the composition and market values of securities available-for-sale. In 1996 the change in shareholders' equity also reflects the purchase of treasury stock.

     In 1996 the Company paid dividends of 52 cents per share, an increase of 18% over the 1995 annual dividend rate. On January 14, 1997, the board of directors increased the annual dividend rate 15% to 60 cents per share, payable quarterly at the rate of 15 cents per share. The dividend policy of the Company is designed to balance the shareholder interest in current return with the need to retain adequate capital to support future asset growth.

     The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. For a further discussion of capital requirements, see "Note 15 -- Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

     In June, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. The shares may be repurchased from time to time in the open market or in private transactions. In 1996 the Company repurchased 87,300 common shares at a cost of $1,852,000 and reissued 1,275 treasury shares upon the exercise of stock options. Presently the Company has no other commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund commitments that may arise in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997 the Company will adopt SFAS 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities". SFAS 125 sets forth accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In December, 1996, FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125". SFAS 127 defers the effective date of certain provisions of SFAS 125 for one year. Management believes that the impact of the adoption of SFAS 125 will not have a material effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1996          1995
                                                                   ----          ----
ASSETS
Cash and due from banks.....................................    $   43,830    $   44,268
Federal funds sold and interest-bearing deposits............            --         5,611
                                                                ----------    ----------
       Total cash and cash equivalents......................        43,830        49,879
Securities:
  Held-to-maturity (market value: $117,046 in 1996 and
     $99,306 in 1995).......................................       115,913        97,456
  Available-for-sale, at market.............................       392,754       318,159
  Trading, at market........................................           262            --
                                                                ----------    ----------
       Total securities.....................................       508,929       415,615
Loans, net of unearned income...............................       639,004       569,494
  Less: allowance for loan losses...........................        (9,407)       (8,477)
                                                                ----------    ----------
       Net loans............................................       629,597       561,017
Premises and equipment......................................        18,786        16,304
Goodwill and core deposit intangibles.......................        18,196        13,554
Other assets................................................         9,682         9,999
                                                                ----------    ----------
       TOTAL ASSETS.........................................    $1,229,020    $1,066,368
                                                                ==========    ==========
LIABILITIES
Demand deposits.............................................    $  185,705    $  161,400
NOW and money market accounts...............................       190,955       175,407
Savings deposits............................................       203,483       201,542
Time deposits...............................................       473,160       376,943
                                                                ----------    ----------
       Total deposits.......................................     1,053,303       915,292
Federal funds purchased.....................................        13,000            --
Securities sold under agreements to repurchase..............        40,706        47,002
Notes payable...............................................         7,000            --
Other liabilities...........................................         9,324         7,291
                                                                ----------    ----------
       TOTAL LIABILITIES....................................     1,123,333       969,585
                                                                ----------    ----------
SHAREHOLDERS' EQUITY
Preferred shares -- no par value; shares authorized:
  12,000,000; shares issued: none...........................            --            --
Common shares -- $.625 par value; shares authorized:
  16,000,000; shares issued: 7,967,032 in 1996 and 7,939,359
  in 1995...................................................         4,979         4,962
Surplus.....................................................        17,634        17,499
Retained earnings...........................................        83,374        72,681
Net unrealized gains on securities, net of tax..............         1,525         1,641
Treasury stock, at cost (86,025 shares in 1996).............        (1,825)           --
                                                                ----------    ----------
       TOTAL SHAREHOLDERS' EQUITY...........................       105,687        96,783
                                                                ----------    ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........    $1,229,020    $1,066,368
                                                                ==========    ==========

See accompanying notes to consolidated financial statements.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                1996           1995           1994
                                                                ----           ----           ----
INTEREST INCOME
  Loans, including fees...................................      $52,907        $48,156        $41,200
  Securities:
     Taxable..............................................       24,001         18,881         13,151
     Exempt from federal income taxes.....................        6,222          4,445          3,881
  Federal funds sold and interest-bearing deposits........          694          2,378          1,926
     TOTAL INTEREST INCOME................................       83,824         73,860         60,158
INTEREST EXPENSE
  Deposits................................................       36,327         31,516         21,209
  Short-term borrowings...................................        1,675          1,661            710
  Notes payable...........................................          604            187            197
     TOTAL INTEREST EXPENSE...............................       38,606         33,364         22,116
     NET INTEREST INCOME..................................       45,218         40,496         38,042
Provision for loan losses.................................          400            200             90
     NET INTEREST INCOME AFTER PROVISION FOR LOAN
       LOSSES.............................................       44,818         40,296         37,952
OTHER INCOME
  Service charges on deposit accounts.....................        4,477          4,097          3,832
  Income for trust services...............................          784            737            707
  Investment product fees.................................        1,134            909            939
  Other operating income..................................        1,209          1,005            997
  Securities gains........................................          120            223             12
     TOTAL OTHER INCOME...................................        7,724          6,971          6,487
OTHER EXPENSE
  Salaries and employee benefits..........................       16,645         15,146         14,373
  Net occupancy expense...................................        3,107          2,618          2,395
  Equipment expense.......................................        1,697          1,569          1,550
  Federal deposit insurance premiums......................           53            958          1,683
  Data processing expense.................................        1,105            817            750
  Amortization of intangible assets.......................        2,251          1,613          1,374
  Other operating expenses................................        5,943          4,949          4,093
     TOTAL OTHER EXPENSE..................................       30,801         27,670         26,218
     INCOME BEFORE INCOME TAXES...........................       21,741         19,597         18,221
Income tax expense........................................        6,903          6,303          5,804
     NET INCOME...........................................      $14,838        $13,294        $12,417
NET INCOME PER COMMON SHARE:
  Primary.................................................        $1.78          $1.60          $1.50
  Fully diluted...........................................        $1.78          $1.60          $1.50
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING:
  Primary.................................................    8,324,556      8,309,004      8,284,833
  Fully diluted...........................................    8,338,309      8,330,164      8,287,851

See accompanying notes to consolidated financial statements.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                    NET
                                                                                UNREALIZED
                                                                                   GAINS
                                     PREFERRED   COMMON             RETAINED     (LOSSES)      TREASURY
                                      SHARES     SHARES   SURPLUS   EARNINGS   ON SECURITIES    STOCK      TOTAL
                                     ---------   ------   -------   --------   -------------   --------    -----
BALANCE, JANUARY 1, 1994...........       --     $4,896   $16,746   $53,309                               $ 74,951
  Adoption of SFAS No. 115, net of
     related taxes of $124.........       --        --         --        --       $   187                      187
  Net income.......................       --        --         --    12,417            --                   12,417
  Cash dividends ($.36 per
     share)........................       --        --         --    (2,847)           --                   (2,847)
  Common shares issued upon
     exercise of stock options.....       --        51        639        --            --                      690
  Change in net unrealized gains
     (losses) on securities, net of
     related taxes of $(1,508).....       --        --         --        --        (2,287)                  (2,287)
                                      ------     ------   -------   -------       -------      -------    --------
BALANCE, DECEMBER 31, 1994.........       --     4,947     17,385    62,879        (2,100)                  83,111
  Net income.......................       --        --         --    13,294            --                   13,294
  Cash dividends ($.44 per
     share)........................       --        --         --    (3,492)           --                   (3,492)
  Common shares issued upon
     exercise of stock options.....       --        15        114        --            --                      129
  Change in net unrealized gains
     (losses) on securities, net of
     related taxes of $2,468.......       --        --         --        --         3,741                    3,741
                                      ------     ------   -------   -------       -------      -------    --------
BALANCE, DECEMBER 31, 1995.........       --     4,962     17,499    72,681         1,641                   96,783
  Net income.......................       --        --         --    14,838            --                   14,838
  Cash dividends ($.52 per
     share)........................       --        --         --    (4,125)           --                   (4,125)
  Common shares issued upon
     exercise of stock options.....       --        17        135        --            --                      152
  Change in net unrealized gains
     (losses) on securities, net of
     related taxes of $(76)........       --        --         --        --          (116)                    (116)
  Purchases of common stock........       --        --         --        --            --       (1,852)     (1,852)
  Treasury stock reissued upon
     exercise of stock options.....       --        --         --       (20)           --           27           7
                                      ------     ------   -------   -------       -------      -------    --------
BALANCE, DECEMBER 31, 1996.........       --     $4,979   $17,634   $83,374       $ 1,525      $(1,825)   $105,687
                                      ======     ======   =======   =======       =======      =======    ========

See accompanying notes to consolidated financial statements.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----
OPERATING ACTIVITIES
  Net income................................................  $ 14,838   $ 13,294   $ 12,417
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Discount accretion on securities.....................    (1,473)      (978)      (843)
       Deferred loan fee accretion..........................      (452)      (311)      (325)
       Provision for loan losses............................       400        200         90
       Securities gains.....................................      (120)      (223)       (12)
       Depreciation and amortization........................     1,740      1,690      1,634
       Deferred income taxes................................      (346)      (464)      (659)
       Net amortization of purchase accounting
       adjustments..........................................     2,818      2,085      1,751
       (Increase) decrease in accrued interest income.......      (270)    (1,249)       400
       Increase in accrued interest expense.................       115        703        365
       Other, net...........................................       849       (459)        87
                                                              --------   --------   --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES..........    18,099     14,288     14,905
                                                              --------   --------   --------
INVESTING ACTIVITIES
  Securities held-to-maturity:
    Proceeds from maturities, repayments and calls..........     9,894     51,333     44,407
    Purchases...............................................   (25,635)  (114,787)   (70,754)
  Securities available-for-sale:
    Proceeds from maturities, repayments and calls..........    88,142     14,391     43,875
    Proceeds from sales.....................................    38,093      7,962      4,920
    Purchases...............................................  (150,994)   (58,834)   (14,556)
  Purchase of trading security..............................      (250)        --         --
  Net (increase) decrease in loans..........................   (35,308)   (45,985)     3,107
  Purchases of premises and equipment.......................    (2,180)    (1,288)    (1,255)
  Proceeds from the sale of premises and equipment..........        20         29        249
  Proceeds from sales of other real estate owned............       945        645        617
  Purchase price of acquired bank net of cash and cash
    equivalents.............................................    (7,798)        --    (11,509)
                                                              --------   --------   --------
         NET CASH USED IN INVESTING ACTIVITIES..............   (85,071)  (146,534)      (899)
                                                              --------   --------   --------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits.......................    56,946     91,848     (2,811)
  Net federal funds purchased...............................    13,000         --         --
  Net increase (decrease) in securities sold under
    agreements to repurchase................................   (10,205)    13,984      7,114
  Proceeds from notes payable...............................    14,000         --      8,000
  Principal payments on notes payable.......................    (7,000)    (6,500)    (1,500)
  Proceeds from stock option exercises......................       159        129        690
  Dividends paid............................................    (4,125)    (3,492)    (2,847)
  Purchases of common stock.................................    (1,852)        --         --
                                                              --------   --------   --------
         NET CASH PROVIDED FROM FINANCING ACTIVITIES........    60,923     95,969      8,646
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (6,049)   (36,277)    22,652
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    49,879     86,156     63,504
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 43,830   $ 49,879   $ 86,156
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES:
  Interest paid.............................................  $ 38,595   $ 32,807   $ 21,546
  Income taxes paid.........................................     6,825      7,005      6,469
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Securities transferred from held-to-maturity to
    available-for-sale......................................  $     --   $205,290   $     --
  Loans transferred to other real estate owned..............       901        735        534
  Loans made in connection with the disposition of other
    real estate owned.......................................       370         --      1,634

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its wholly-owned subsidiaries, Heritage Bank, First National Bank of Lockport and Heritage Trust Company (collectively, the "Company"). Significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

NATURE OF OPERATIONS

     The Company is a multi-bank holding company which provides a full range of banking and trust services to individuals and business customers located in the southwest metropolitan Chicago market. The Company's primary business is the extension of credit to commercial, real estate and consumer loan customers in its market area. Funding of the Company's assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company encounters significant competition for loans and deposits from other financial institutions and non-bank companies. The Company is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies.

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

STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows in the Statements of Cash Flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits at other institutions. Generally, federal funds are sold for one-day periods and interest-bearing deposits generally mature in 90 days or less. Included in the 1994 and 1996 Statements of Cash Flows are the purchase price of acquisitions, net of cash and cash equivalents acquired.

SECURITIES

     Securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities that may be sold as part of the Company's management of interest rate risk, liquidity, or in response to or in anticipation of changes in interest rates and prepayment risk, or for other similar factors, are classified as available-for-sale. Securities available-for-sale are carried at their estimated market values and net unrealized gains and losses, net of tax, are reported as a separate category of shareholders' equity. Premiums and discounts on securities held-to-maturity and securities available-for-sale are amortized in a manner that approximates the level yield method. Trading securities are carried at market value and changes in fair value are recorded as securities gains or losses. Realized gains and losses on securities sold are computed based on the adjusted cost of the specific securities sold.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report on the implementation of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities". As part of the application of the Special Report, companies were allowed a one-time opportunity to reclassify securities, including securities classified as held-to-maturity. In accordance with the Special Report, the Company transferred all of its taxable securities classified as held-to-maturity at December 31, 1995 to available-for-sale. At the date of transfer, the securities had an approximate market value of $207,000,000 and an unrealized gain of $1,928,000.

LOANS

     Interest income on nondiscounted loans is recognized based upon the principal amount outstanding during the period. Interest income on discounted loans is recognized based on methods that approximate a level yield. The accrual of interest income is discontinued when management believes, after considering the borrower's financial condition and other relevant factors, that future collection of principal or interest in accordance with contractual terms may be doubtful. Loans 90 days or more past due are transferred to nonaccrual status unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued is reversed and charged against current year income. Interest income on nonaccrual loans is recognized on a cash basis. Certain loan origination fees in excess of incremental direct costs are deferred and recognized over the term of the loan using the level yield method.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is an amount which is available to absorb potential credit losses. The allowance is comprised of both specific and general valuation allowances and is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the Company's loan portfolio. Management assesses the adequacy of the allowance for loan losses on a quarterly basis. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan portfolio growth, loan delinquency levels and trends, and reviews of impaired loans and the value of underlying collateral securing these loans. A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate, but not excessive, based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of loans previously charged off are credited back to the allowance.

     Effective January 1, 1995, the Company adopted the provisions of SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". Under the Company's credit policy, all loans, except for home equity loans and other consumer loans, are subject to impairment recognition on a quarterly basis. A loan is considered impaired when it is probable that all principal and interest due under the contractual terms of a loan will not be collected. The Company generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Loan impairment is measured based on the present value of expected future cash flows or the fair value of collateral if the loan is collateral dependent. If the fair value of an impaired loan is less than its recorded investment, a specific valuation allowance is allocated to the loan. Interest income on impaired loans, other than nonaccrual loans, is recorded on an accrual basis.

MORTGAGE SERVICING RIGHTS

     Effective January 1, 1996, the Company adopted the provisions of SFAS 122, "Accounting for Mortgage Servicing Rights". SFAS 122 provides guidance on the accounting for mortgage servicing rights and the evaluation and recognition of impairment of mortgage servicing rights. The provisions of SFAS 122 do not currently impact the Company since it sells mortgage loans to investors on a servicing released basis.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

DERIVATIVE FINANCIAL INSTRUMENTS

     A derivative financial instrument is a futures, forward, swap, or option contract, or other financial instrument with similar characteristics. At December 31, 1996 and 1995, the Company's derivative financial instruments were limited to fixed-rate and variable-rate loan commitments.

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

INTANGIBLE ASSETS

     The net assets of subsidiaries acquired in purchase transactions have been recorded at fair value at the acquisition date. The values of the acquired deposit base intangibles recognized in purchase transactions are being amortized on a straight-line basis over periods ranging from 5 to 8 years. Goodwill, representing the cost in excess of the fair value of net assets acquired, is being amortized on a straight-tine basis over periods ranging from 15 to 25 years. Management reviews intangible assets for possible impairment if there is a significant event that detrimentally affects operations. Impairment is measured by comparing the carrying amount of intangibles to the current and estimated future net income of businesses acquired.

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. The adoption of SFAS 121 did not effect the Company's financial condition or results of operations.

STOCK OPTIONS

     Effective January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. The Company has elected to continue to account for employee stock compensation plans under APB Opinion 25 and related Interpretations.

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

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     Primary and fully diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares assumed to be issued under the Company's stock option plans. Common share equivalents attributable to stock options are computed based on the treasury stock method.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1997, the Company will adopt SFAS 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities". SFAS 125 sets forth accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In December, 1996, the FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125". SFAS 127 defers the effective date of certain provisions of SFAS 125 for one year. Management believes that the impact of the adoption of SFAS 125 will not have a material effect on the Company's financial condition or results of operations.

NOTE 2 -- ACQUISITIONS

     On February 2, 1996, the Company acquired all of the common shares of the First National Bank of Lockport ("Lockport") for $16,820,000 in cash. The acquisition was funded with cash and borrowings of $14,000,000 under a revolving line of credit facility. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lockport have been included in the consolidated statement of income from the date of acquisition. In connection with the acquisition, the Company acquired assets with an aggregate fair value of $104,375,000 and assumed deposits and other liabilities of $87,555,000.

     On July 8, 1994, the Company acquired all of the common stock of Midlothian State Bank for $16,545,000 in cash. The acquisition was funded with cash and borrowings of $8,000,000 under a revolving line of credit facility. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Midlothian State Bank were included in the consolidated statement of income from the date of acquisition. In connection with the acquisition, the Company acquired assets with an aggregate fair value of $116,140,000 and assumed deposits and other liabilities of $99,668,000.

NOTE 3 -- SECURITIES

     The amortized cost and estimated market values of securities held-to-maturity are as follows (in thousands):

                                                        AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------     ------
DECEMBER 31, 1996
  State and municipal obligations...................    $115,913       $1,986       $  (853)     $117,046
                                                        ========       ======       =======      ========
DECEMBER 31, 1995
  State and municipal obligations...................    $ 97,456       $2,184       $  (334)     $ 99,306
                                                        ========       ======       =======      ========

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     The amortized cost and estimated market values of securities available-for-sale are as follows (in thousands):

                                                        AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------     ------
DECEMBER 31, 1996
  Mortgage-backed securities:
     REMICs and CMOs................................    $166,171       $1,410       $  (872)     $166,709
     Adjustable rate mortgage pools.................      66,623        1,484           (42)       68,065
     Pass-through obligations and pools.............      91,700          973          (320)       92,353
  Asset-backed securities...........................      33,554          212          (233)       33,533
  U.S. Treasury and governmental agencies...........      14,791           27           (91)       14,727
  State and municipal obligations...................      12,471            2           (19)       12,454
  Other securities..................................       4,912            2            (1)        4,913
                                                        --------       ------       -------      --------
     Total..........................................    $390,222       $4,110       $(1,578)     $392,754
                                                        ========       ======       =======      ========
DECEMBER 31, 1995
  Mortgage-backed securities:
     REMICs and CMOs................................    $120,858       $1,471       $  (634)     $121,695
     Adjustable rate mortgage pools.................      92,041        1,318          (161)       93,198
     Pass-through obligations and pools.............      60,788          994          (423)       61,359
  Asset-backed securities...........................      34,445          253          (187)       34,511
  U.S. Treasury and governmental agencies...........       2,002            9            --         2,011
  State and municipal obligations...................         270           81            --           351
  Other securities..................................       5,030            4            --         5,034
                                                        --------       ------       -------      --------
     Total..........................................    $315,434       $4,130       $(1,405)     $318,159
                                                        ========       ======       =======      ========

     Securities with carrying values of $162,920,000 and $141,153,000 at December 31, 1996 and 1995, respectively, were pledged principally to secure public fund deposits and securities sold under agreements to repurchase.

     Proceeds from sales of securities available-for-sale were $38,093,000 in 1996, $7,962,000 in 1995 and $4,920,000 in 1994. In 1996 gross gains from sales were $63,000 and gross losses were $121,000. In 1995 gross gains from sales were $177,000. In 1994 no gains or losses were recognized on securities sales since the amortized cost of the securities equaled the market value at the time of sale. In 1996 a gain of $135,000 was recognized on the payoff of a tax-exempt obligation that was in default and carried on nonaccrual status. In 1996 calls of securities resulted in gross gains of $30,000. In 1995 calls of securities resulted in gross gains of $47,000 and gross losses of $1,000. In 1994 calls of securities resulted in gross gains of $12,000. Income tax expense recognized on net securities gains was $51,000 in 1996, $93,000 in 1995 and $5,000 in 1994.

     The following table summarizes the contractual maturities of securities held-to-maturity and available-for-sale at December 31, 1996. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay these obligations without penalties. The stated maturities of mortgage-backed

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES and asset-backed securities are presented in total since the principal cash flows of these securities are not received at a single maturity date (in thousands):

                                                                AMORTIZED     MARKET
                                                                  COST        VALUE
                                                                ---------     ------
HELD-TO-MATURITY:
  Due in one year or less...................................    $ 10,243     $ 10,336
  Due after one year through five years.....................      27,997       28,368
  Due after five years through ten years....................      71,845       72,147
  Due after ten years.......................................       5,828        6,195
                                                                --------     --------
     Total held-to-maturity.................................    $115,913     $117,046
                                                                ========     ========
AVAILABLE-FOR-SALE:
  Due in one year or less...................................    $ 13,513     $ 13,488
  Due after one year through five years.....................       5,824        5,787
  Due after five years through ten years....................         366          365
  Due after ten years.......................................      12,471       12,454
                                                                --------     --------
     Subtotal...............................................      32,174       32,094
  Mortgage-backed securities................................     324,494      327,127
  Asset-backed securities...................................      33,554       33,533
                                                                --------     --------
     Total available-for-sale...............................    $390,222     $392,754
                                                                ========     ========

NOTE 4 -- LOANS

     The following table summarizes loan balances by category as of December 31, 1996 and 1995 (in thousands):

                                                                  1996        1995
                                                                  ----        ----
Commercial and industrial...................................    $143,811    $130,508
Commercial real estate......................................     148,798     145,080
Construction................................................      13,515       8,645
Residential real estate.....................................     239,380     200,323
Home equity.................................................      85,113      73,525
Other consumer..............................................      10,192      13,782
                                                                --------    --------
  Gross loans...............................................     640,809     571,863
Less: unearned income.......................................      (1,805)     (2,369)
                                                                --------    --------
  Loans, net of unearned income.............................    $639,004    $569,494
                                                                ========    ========

     Loans on which the accrual of interest has been discontinued amounted to $3,421,000 and $3,919,000 at December 31, 1996 and 1995, respectively. If interest on those loans had been accrued at their original terms, such income would approximate $170,000 in 1996 and $197,000 in 1995. The amount of interest accrued on these loans and included in interest income was $76,000 in 1996 and $71,000 in 1995. There were no restructured loans at December 31, 1996 and 1995.

     Real estate loans with carrying values of $10,686,000 and $12,863,000 at December 31, 1996 and 1995, respectively, were pledged to secure public fund deposits.

     Certain directors and executive officers of the Company and companies with which they are affiliated have obtained loans from the Bank on various occasions. All loans and loan commitments have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES those prevailing at the time for comparable transactions with unrelated persons. The aggregate balance of these loans was $9,056,000 at December 31, 1996 and $10,134,000 at December 31, 1995. During 1996, $2,375,000 of new loans were made and repayments were $3,453,000.

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The changes in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                               1996        1995        1994
                                                               ----        ----        ----
Balance, beginning of year..................................  $8,477      $8,720      $7,655
  Allowance of acquired bank................................   1,179          --         850
  Provision for loan losses.................................     400         200          90
  Loan charge-offs..........................................    (925)       (865)       (540)
  Loan recoveries...........................................     276         422         665
                                                              ------      ------      ------
Balance, end of year........................................  $9,407      $8,477      $8,720
                                                              ======      ======      ======

     The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 1996 and 1995 (in thousands):

                                                          AMOUNT OF IMPAIRED LOANS
                                                   ---------------------------------------
                                                   NO VALUATION      VALUATION                  AMOUNT OF
                                                    ALLOWANCE        ALLOWANCE                  VALUATION
                                                     REQUIRED        REQUIRED       TOTAL       ALLOWANCE
                                                   ------------      ---------      -----       ---------
DECEMBER 31, 1996
  Commercial and industrial......................     $  137          $  646        $  783        $275
  Commercial real estate.........................        816             955         1,771         200
  Residential real estate........................        812             240         1,052          66
                                                      ------          ------        ------        ----
     Total impaired loans........................     $1,765          $1,841        $3,606        $541
                                                      ======          ======        ======        ====
DECEMBER 31, 1995
  Commercial and industrial......................     $  271          $  796        $1,067        $285
  Commercial real estate.........................      3,312           1,410         4,722         486
  Residential real estate........................      1,104             134         1,238          51
                                                      ------          ------        ------        ----
     Total impaired loans........................     $4,687          $2,340        $7,027        $822
                                                      ======          ======        ======        ====

     The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995, were $5,855,000 and $7,357,000, respectively.
Interest income recognized on impaired loans totaled $236,000 in 1996 and $311,000 in 1995. Included in the total balance of impaired loans at December 31, 1996 and 1995, were nonaccrual loans of $2,951,000 and $3,423,000, respectively. Of the total amount of impaired loans at December 31, 1996, $1,827,000 were measured using the present value of expected future cash flows and $1,779,000 were measured based on the fair value of collateral.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 6 -- PREMISES AND EQUIPMENT

     The following is a summary of the Company's premises and equipment as of December 31, 1996 and 1995 (in thousands):

                                                                  1996          1995
                                                                  ----          ----
Land........................................................    $  5,245      $  4,613
Buildings and improvements..................................      18,324        15,957
Furniture and equipment.....................................      15,583        14,401
                                                                --------      --------
     Total cost.............................................      39,152        34,971
Less: accumulated depreciation and amortization.............     (20,366)      (18,667)
                                                                --------      --------
     Premises and equipment, net............................    $ 18,786      $ 16,304
                                                                ========      ========

     The Company leases certain banking facilities under noncancelable operating leases which expire on various dates from 1997 through 2000. The leases contain renewal options for varying terms expiring between 2001 through 2007 and require the payment of property taxes, insurance and related expenses. The Company also leases certain equipment under cancelable and noncancelable leases with terms of up to three years. Total rent expense under operating leases amounted to $270,000 in 1996, $234,000 in 1995 and $224,000 in 1994. Aggregate amounts of minimum rental commitments under noncancelable operating leases are $397,000 and for each of the years subsequent to December 31, 1996, are $141,000 (1997), $141,000 (1998), $80,000 (1999), and $35,000 (2000).

NOTE 7 -- NOTES PAYABLE

     Notes payable represent borrowings under a $20 million unsecured revolving line of credit. The borrowings are structured as revolving notes and bear interest at either prime floating or may, at the Company's option, be fixed at 1% above the London Interbank Offered Rate (LIBOR) for periods up to one year. Periodic interest payments are required on revolving notes. On January 1, 1998, the unpaid principal balance of the revolving notes will convert into a term loan. The Company is required to make quarterly principal reductions beginning January 1, 1998. The weighted average interest rate of notes payable at December 31, 1996 was 6.59%.

NOTE 8 -- COMMON AND PREFERRED SHARES

     In 1987 shareholders authorized 12,000,000 no par value preferred shares. The preferred shares may be issued in one or more series by the Board of Directors, which has been given the authority to establish or change the number of shares of each series, fix the designation and relative powers, preferences and rights and restrictions. At December 31, 1996 and 1995 there were no preferred shares issued.

     In March, 1993, the Company filed a Registration Statement on Form S-8 registering 959,000 common shares for issuance pursuant to the Company's stock option plans. Common shares issued pursuant to the exercise of stock options totaled 27,673 in 1996, 23,387 in 1995 and 81,700 in 1994.

     On June 19, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. The shares will be repurchased from time to time in the open market or in private transactions. In 1996 the Company repurchased 87,300 common shares at a cost of $1,852,000 and reissued 1,275 treasury shares upon the exercise of stock options.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 9 -- STOCK OPTION PLANS

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

     A summary of the Company's stock options for the years ended December 31, 1996 and 1995 is presented below (in thousands):

                                                                    YEAR ENDED            YEAR ENDED
                                                                DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                ------------------    ------------------
                                                                          WEIGHTED              WEIGHTED
                                                                OPTION    AVERAGE     OPTION    AVERAGE
                                                                SHARES     PRICE      SHARES     PRICE
                                                                ------    --------    ------    --------
Balance, beginning of period................................     710       $8.60       723       $ 8.39
  Granted...................................................      --          --        10       $16.50
  Exercised.................................................     (29)      $5.55       (23)      $ 5.55
  Forfeited.................................................      --          --        --           --
                                                                 ---                   ---
Balance, end of period......................................     681       $8.73       710       $ 8.60
                                                                 ===                   ===

     For options granted in 1995, the compensation cost as determined under SFAS 123 (based on the fair value of options at the grant date) was not material.

     A summary of the Company's outstanding and exercisable options at December 31, 1996 is presented below (in thousands):

                                                                                            EXERCISABLE
                                                            OUTSTANDING OPTIONS               OPTIONS
                                                      -------------------------------    ------------------
                                                                WEIGHTED     AVERAGE               WEIGHTED
                                                      OPTION    AVERAGE     REMAINING    OPTION    AVERAGE
                                                      SHARES     PRICE        LIFE       SHARES     PRICE
                                                      ------    --------    ---------    ------    --------
Exercise Price Ranges:
  $5.55 - $7.20...................................     425       $ 6.31      1.6 yrs      425       $ 6.31
  $10.125 - $16.50................................     256       $12.74      5.4 yrs      204       $12.02
                                                       ---                                ---
     Total........................................     681                                629
                                                       ===                                ===

NOTE 10 -- PROFIT SHARING PLAN

     The Company and its subsidiaries have a noncontributory profit sharing plan which covers substantially all employees who meet certain age and employment requirements. The contribution to the plan is made in accordance with a resolution passed by the Board of Directors. Charges to expense with respect to the plan for the years ended December 31, 1996, 1995 and 1994 amounted to $1,184,000, $940,000 and $1,211,000, respectively.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 11 -- INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                                 1996        1995        1994
                                                                 ----        ----        ----
Current:
  Federal...................................................    $5,644      $5,370      $5,078
  State.....................................................     1,605       1,397       1,385
                                                                ------      ------      ------
     Total current..........................................     7,249       6,767       6,463
                                                                ------      ------      ------
Deferred:
  Federal...................................................      (338)       (439)       (598)
  State.....................................................        (8)        (25)        (61)
                                                                ------      ------      ------
     Total deferred.........................................      (346)       (464)       (659)
                                                                ------      ------      ------
     Total income tax expense                                   $6,903      $6,303      $5,804
                                                                ======      ======      ======

     A reconciliation of the federal statutory tax rate to the Company's effective tax rate for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                1996       1995       1994
                                                                ----       ----       ----
Federal income tax at statutory rate........................    35.0%      35.0%      35.0%
State income tax, net of federal income tax benefit.........     4.7        4.6        4.8
Amortization of goodwill....................................     1.8        1.5        1.3
Tax-exempt interest income, less disallowed interest
  expense...................................................    (9.7)      (8.3)      (8.8)
Other, net..................................................     (.1)       (.6)       (.4)
                                                                ----       ----       ----
     Actual effective income tax rate.......................    31.7%      32.2%      31.9%
                                                                ====       ====       ====

     The tax effects of temporary differences which comprise the significant portions of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                 1996          1995
                                                                 ----          ----
Deferred tax assets:
  Allowance for loan losses.................................    $ 3,690       $ 3,283
  Loan fees.................................................        288           438
  State net operating loss carryforward.....................        232           273
  Compensation expense......................................        594           513
  Other.....................................................        123           251
                                                                -------       -------
                                                                  4,927         4,758
                                                                -------       -------
Deferred tax liabilities:
  Purchase accounting adjustments...........................     (3,607)       (2,259)
  Net unrealized gains on securities........................     (1,008)       (1,084)
  Depreciation..............................................        (85)          (50)
  Other.....................................................         (6)           (1)
                                                                -------       -------
                                                                 (4,706)       (3,394)
                                                                -------       -------
     Net deferred tax assets................................    $   221       $ 1,364
                                                                =======       =======

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     No valuation allowances were established at December 31, 1996 and 1995. In 1996 the change in net deferred taxes reflected $1,530,000 of net deferred tax liabilities from the Lockport acquisition. State net operating loss carryforwards at December 31, 1996 expire under current law as follows:
$1,178,000 in 2002, $1,596,000 in 2003, $815,000 in 2004, $806,000 in 2005 and
$488,000 in 2006.

NOTE 12 -- COMMITMENTS AND CONTINGENT LIABILITIES

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

     The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 1996 and 1995 are as follows (in thousands):

                                                                  1996        1995
                                                                  ----        ----
Commitments to extend credit:
  Unused lines of credit:
     Commercial and other...................................    $ 66,994    $ 59,571
     Home equity............................................      19,808      17,010
  Commitments to originate credit...........................      29,019      31,445
                                                                --------    --------
          Total.............................................    $115,821    $108,026
                                                                ========    ========
Letters of credit...........................................    $  9,199    $  6,555
                                                                ========    ========

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

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     At December 31, 1996, approximately 64% of the securities portfolio is comprised of mortgage-backed securities which consist of pass-through securities directly or implicitly backed by the full faith and credit of the United States government. Concentrations of securities of a single issuer consisted of investments in tax-exempt obligations issued by the Village of Alsip. At December 31, 1996, the amortized cost and market value of Village of Alsip securities were $8,440,000 and $8,835,000, respectively. In addition to securities, the Company has granted tax-exempt loans to the Village of Alsip which totaled $4,527,000 at December 31, 1996. All securities and loans are secured by the general taxing authority of the respective issuer except for $370,000 in securities which are secured solely by revenue from certain real estate taxes. Some loans are further secured by real estate or other marketable collateral.

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

Litigation

     The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     As a financial institution, most of the Company's assets and liabilities are considered financial instruments. However, many of the Company's financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     Presented below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 (in thousands):

                                                                 1996                      1995
                                                        ----------------------    ----------------------
                                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                         VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                        --------    ----------    --------    ----------
Financial Assets:
  Cash and cash equivalents.........................    $ 43,830     $ 43,830     $ 49,879     $ 49,879
  Securities:
     Held-to-maturity...............................     115,913      117,046       97,456       99,306
     Available-for-sale.............................     392,754      392,754      318,159      318,159
     Trading                                                 262          262           --           --
  Loans, net........................................     629,597      636,671      561,017      568,682
  Interest receivable...............................       7,419        7,419        6,587        6,587
Financial Liabilities:
  Demand deposits...................................     185,705      185,705      161,400      161,400
  NOW, money market and savings deposits............     394,438      394,438      376,949      376,949
  Time deposits.....................................     473,160      473,184      376,943      377,287
  Federal funds purchased...........................      13,000       13,000           --           --
  Securities sold under agreements to repurchase....      40,706       40,706       47,002       47,002
  Notes payable.....................................       7,000        7,000           --           --
  Interest payable..................................       3,410        3,410        2,796        2,796

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

     The Company has used an entry-value market perspective as a basis of estimating the fair value of most financial instruments. For purposes of fair value disclosures the carrying values of cash and cash equivalents, accrued interest receivable, demand deposits, NOW accounts, money market accounts, savings deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable and interest payable are assumed to approximate fair value since these assets and liabilities have no stated maturity or are relatively short-term financial instruments.

     Securities have been valued using quoted market prices, dealer quotes or prices from independent pricing services that specialize in matrix pricing and modeling techniques.

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

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

NOTE 14 -- CONDENSED FINANCIAL STATEMENTS -- PARENT COMPANY

     The following presents the condensed Balance Sheets as of December 31, 1996 and 1995, and Statements of Income and Statements of Cash Flows for each of the three years ended December 31, 1996, for Heritage Financial Services, Inc. (in thousands):

                                                                  1996                 1995
                                                                  ----                 ----
BALANCE SHEETS
Cash........................................................    $  2,678              $   636
Trading securities..........................................         262                   --
Investment in bank subsidiary...............................     108,629               94,878
Investment in non-bank subsidiary...........................       1,761                1,588
Other assets................................................         153                  187
                                                                --------              -------
       Total assets.........................................    $113,483              $97,289
                                                                ========              =======
Notes payable...............................................    $  7,000              $    --
Other liabilities...........................................         796                  506
Shareholders' equity........................................     105,687               96,783
                                                                --------              -------
       Total liabilities and shareholders' equity...........    $113,483              $97,289
                                                                ========              =======

                                                                 1996       1995       1994
                                                                 ----       ----       ----
STATEMENTS OF INCOME
Income:
  Dividends from bank subsidiary............................    $18,500    $10,500    $13,000
  Other income..............................................         71         40         24
                                                                -------    -------    -------
       Total income.........................................     18,571     10,540     13,024
                                                                -------    -------    -------
Expenses:
  Interest on notes payable.................................        604        187        197
  Salaries and employee benefits............................        564        559        464
  Other expenses............................................        429        320        368
                                                                -------    -------    -------
       Total expenses.......................................      1,597      1,066      1,029
                                                                -------    -------    -------
Income before income taxes and equity in undistributed
  earnings of subsidiaries..................................     16,974      9,474     11,995
Income tax benefit..........................................       (634)      (460)      (395)
Equity in undistributed earnings of subsidiaries............     (2,770)     3,360         27
                                                                -------    -------    -------
       Net income...........................................    $14,838    $13,294    $12,417
                                                                =======    =======    =======

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                                                  1996       1995        1994
                                                                  ----       ----        ----
STATEMENTS OF CASH FLOWS
Operating Activities:
  Net income................................................    $ 14,838    $13,294    $ 12,417
  Adjustments to reconcile net income to cash provided by
     operating activities:
       Equity in undistributed earnings of subsidiaries.....       2,770     (3,360)        (27)
       Depreciation and amortization........................          --         --           2
       Increase (decrease) in accrued expenses..............         316        (48)         98
       Other, net...........................................           6        (94)         70
                                                                --------    -------    --------
     Net cash provided by operating activities..............      17,930      9,792      12,560
                                                                --------    -------    --------
Investing Activities:
  Acquisition of bank subsidiary............................     (16,820)        --     (16,545)
  Purchase of trading security..............................        (250)        --          --
                                                                --------    -------    --------
     Net cash used in investing activities..................     (17,070)        --     (16,545)
                                                                --------    -------    --------
Financing Activities:
  Proceeds from notes payable...............................      14,000         --       8,000
  Principal payments on notes payable.......................      (7,000)    (6,500)     (1,500)
  Proceeds from stock option exercises......................         159        129         690
  Dividends paid............................................      (4,125)    (3,492)     (2,847)
  Purchases of common stock.................................      (1,852)        --          --
                                                                --------    -------    --------
     Net cash provided by (used in) financing activities....       1,182     (9,863)      4,343
                                                                --------    -------    --------
Net increase (decrease) in cash.............................       2,042        (71)        358
Cash at beginning of year...................................         636        707         349
                                                                --------    -------    --------
Cash at end of year.........................................    $  2,678    $   636    $    707
                                                                ========    =======    ========
Supplemental disclosures:
  Interest paid.............................................    $    582       $284        $100
  Income tax benefit received...............................         634        460         395

NOTE 15 -- REGULATORY RESTRICTIONS AND CAPITAL ADEQUACY

     Heritage Bank ("the Bank") is required to maintain vault cash and non-interest-bearing balances with the Federal Reserve Bank to satisfy reserve requirements. The average reserve requirement balances for the years ended December 31, 1996 and 1995 were $15,126,000 and $15,353,000, respectively.

     The Bank is subject to various capital requirements administered by its principal regulatory agency. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken could have a direct material effect on the Bank's and consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). The following

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES table sets forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of December 31, 1996 and 1995:

                                                                                                      TO BE WELL
                                                                         MINIMUM FOR               CAPITALIZED UNDER
                                                                      CAPITAL ADEQUACY             PROMPT CORRECTIVE
                                               ACTUAL                     PURPOSES                 ACTION PROVISIONS
                                           ---------------            -----------------            -----------------
                                           AMOUNT    RATIO             AMOUNT    RATIO              AMOUNT    RATIO
                                           ------    -----             ------    -----              ------    -----
DECEMBER 31, 1996
  Tier I Capital to Average Assets
     Consolidated........................  $85,757    7.19%     >=     $47,723    4.00%
     Bank................................   87,537    7.36%     >=      47,558    4.00%      >=     $59,448     5.00%
  Tier I Capital to Risk Weighted Assets
     Consolidated........................   85,757   12.74%     >=      26,915    4.00%
     Bank................................   87,537   13.03%     >=      26,874    4.00%      >=      40,311     6.00%
  Total Capital to Risk Weighted Assets
     Consolidated........................   94,183   14.00%     >=      53,830    8.00%
     Bank................................   95,948   14.28%     >=      53,748    8.00%      >=      67,185    10.00%
DECEMBER 31, 1995
  Tier I Capital to Average Assets
     Consolidated........................  $81,356    7.75%     >=     $41,982    4.00%
     Bank................................   78,572    7.51%     >=      41,833    4.00%      >=     $52,292     5.00%
  Tier I Capital to Risk Weighted Assets
     Consolidated........................   81,356   13.41%     >=      24,269    4.00%
     Bank................................   78,572   12.95%     >=      24,277    4.00%      >=      36,415     6.00%
  Total Capital to Risk Weighted Assets
     Consolidated........................   88,954   14.66%     >=      48,539    8.00%
     Bank................................   86,169   14.20%     >=      48,554    8.00%      >=      60,692    10.00%

     Management believes that the Company and the Bank meet all capital adequacy requirements as of December 31, 1996. The most recent notification from the FDIC, dated December 31, 1996, categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum Tier 1 and Total risk-based capital ratios and Tier 1 leverage ratios as set forth in the table above. Since December 31, 1996, there are no conditions or events that management believes have changed the Bank's capital category.

     Regulatory authorities limit the amount of dividends which can be paid by Heritage Bank to Heritage Financial Services, Inc. without prior approval from such authorities. At December 31, 1996, $27,614,000 of undistributed earnings of the Bank were available for payment of dividends to Heritage Financial Services, Inc. without prior regulatory approval.

               HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following sets forth condensed quarterly results of operations for 1996 and 1995 (in thousands, except per share data):

                                                          FIRST       SECOND        THIRD       FOURTH
                                                         QUARTER      QUARTER      QUARTER      QUARTER
                                                         -------      -------      -------      -------
1996
Interest income....................................      $20,089      $21,015      $21,179      $21,541
Interest expense...................................        9,347        9,520        9,808        9,931
                                                         -------      -------      -------      -------
  Net interest income..............................       10,742       11,495       11,371       11,610
Provision for loan losses..........................          100          100          100          100
Other income.......................................        1,682        1,936        2,089        2,017
Other expense......................................        7,364        7,751        7,699        7,987
Income tax expense.................................        1,483        1,811        1,804        1,805
                                                         -------      -------      -------      -------
  Net income.......................................      $ 3,477      $ 3,769      $ 3,857      $ 3,735
                                                         =======      =======      =======      =======
Net income per common share:
  Primary..........................................         $.42         $.45         $.46         $.45
  Fully diluted....................................         $.42         $.45         $.46         $.45
1995
Interest income....................................      $17,141      $18,377      $19,114      $19,228
Interest expense...................................        7,165        8,397        8,906        8,896
                                                         -------      -------      -------      -------
  Net interest income..............................        9,976        9,980       10,208       10,332
Provision for loan losses..........................           50           50           50           50
Other income.......................................        1,731        1,808        1,695        1,737
Other expense......................................        7,096        7,058        6,678        6,838
Income tax expense.................................        1,500        1,465        1,730        1,608
                                                         -------      -------      -------      -------
  Net income.......................................      $ 3,061      $ 3,215      $ 3,445      $ 3,573
                                                         =======      =======      =======      =======
Net income per common share:
  Primary..........................................         $.37         $.39         $.41         $.43
  Fully diluted....................................         $.37         $.39         $.41         $.43

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

RICHARD T. WOJCIK                         PAUL A. ECKROTH

Chairman and CEO                          Executive Vice President and Treasurer

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Heritage Financial Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 17, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Heritage Financial Services, Inc.:

     We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of Heritage Financial Services, Inc. and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the management of Heritage Financial Services, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Heritage Financial Services, Inc. and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Chicago, Illinois
January 19, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The disclosure called for by paragraph (a) of Regulation S-K Item 304, has been previously reported (on Form 8-K dated February 15, 1995) as that term is defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to the Instructions to Item 304 such disclosure need not be provided here.

                                    PART III

ITEMS 10, 11, 12 AND 13

     The Company has filed a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the 1934 Act not later than 120 days after the close of the Company's fiscal year ended December 31, 1996. Accordingly, pursuant to General Instruction G(3), the information called for by
Part III of Form 10-K (except for the Section "Executive Officers of the Registrant" included in Part I hereof) has been omitted and is incorporated herein by reference from the proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

     The following consolidated financial statements and financial statement schedules of the registrant are filed as a part of this document under Item 8. Financial Statements and Supplementary Data:

        Consolidated Balance Sheets -- December 31, 1996 and 1995

        Consolidated Statements of Income -- For the Years Ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Changes in Shareholders' Equity -- For the Years Ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements -- For the Years Ended December 31, 1996, 1995 and 1994

        Quarterly Financial Data

(a)(3) -- Exhibits

     (a)(3) -- The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed. The management contracts and compensatory plans and arrangements which are required to be filed are listed in the Exhibit Index as Exhibit Numbers 10(a) - 10(i) inclusive.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Heritage Financial Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 5th day of March, 1997.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 5th day of March, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

              SIGNATURE AND TITLE                                SIGNATURE AND TITLE
              -------------------                                -------------------

by  /s/ Richard T. Wojcik                          by  /s/ Lael W. Mathis*
    ----------------------------------------           ----------------------------------------
    Richard T. Wojcik, Chairman of the Board           Lael W. Mathis, Director
    (Principal Executive Officer) and
    Director

by  /s/ Frederick J. Sampias                       by  /s/ Jack Payan*
    ----------------------------------------           ----------------------------------------
    Frederick J. Sampias, President and                Jack Payan, Director
    Director

by  /s/ Paul A. Eckroth                            by  /s/ Arthur E. Sieloff*
    ----------------------------------------           ----------------------------------------
    Paul A. Eckroth, Executive Vice                    Arthur E. Sieloff, Director
    President and Treasurer (Principal
    Financial and Accounting Officer)

by                                                 by  /s/ John L. Sterling*
    ----------------------------------------           ----------------------------------------
    John J. Gallagher, Director                        John L. Sterling, Director

by  /s/ Ronald P. Groebe                           by
    ----------------------------------------           ----------------------------------------
    Ronald P. Groebe, Director                         Chester Stranczek, Director

                                                   by  /s/ Arthur G. Tichenor*
                                                       ----------------------------------------
                                                       Arthur G. Tichenor, Director

                                                   by  /s/ Dominick J. Velo*
                                                       ----------------------------------------
                                                       Dominick J. Velo, Director

                                                   *Signed by /s/ Frederick J. Sampias
                                                                -------------------------------
                                                                Frederick J. Sampias
                                                                Attorney-in-Fact

                       HERITAGE FINANCIAL SERVICES, INC.

                                 EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

EXHIBIT
NUMBER          DESCRIPTION AND PAGE OR INCORPORATION REFERENCE
-------         -----------------------------------------------
  2(a)    Merger Agreement dated as of April 25, 1994, by and between
          Midlothian State Bank and Heritage Bank Midlothian and
          joined in by Heritage Financial Services, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K dated July 8, 1994).
  2(b)    Supplemental Agreement dated as of April 25, 1994, by and
          among Ollie J. Yates, Eugene J. Winston, Peter J. Feil,
          Joseph Krol and Henry J. Milen ("Sellers"), Midlothian State
          Bank and Heritage Financial Services, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K
          dated July 8, 1994).
  2(c)    Stock Purchase Agreement dated September 28, 1995, by and
          among Heritage Financial Services, Inc., Old Kent Financial
          Corporation and Old Kent-Illinois, Inc. and List of exhibits thereto (incorporated by reference to the Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1995).
  3(a)    Articles of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
  3(b)    By-laws of the Registrant (incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1994).
  4(a)    Articles of Incorporation (See Exhibit 3(a) above).
  4(b)    Specimen Common Share Certificate (incorporated by reference to the Registrant's Registration Statement (No. 33-8693) on
          Form S-1, effective October 14, 1986, File No. 0-15059).
  4(c)    By-laws (See Exhibit 3(b) above).
  9(a)    Voting Trust Agreement dated as of December 31, 1985 among
          Carl C. Greer as voting trustee and individually; James A.
          Henshall, Jr., Herbert A. Vance, Jr., Melinda Martin Vance,
          Joyce Martin Brown, and Eloise W. Martin, all individually;
          trustees of the testamentary trusts created under the Will of Harold T. Martin, Deceased; and certain corporations and
          Amendment dated as of September 10, 1986 (incorporated by
          reference to the Registrant's Registration Statement (No.
          33-8693) on Form S-1, effective October 14, 1986, File No.
          0-15059).
  9(b)    Extension of Voting Trust Agreement dated as of December 31,
          1985 (incorporated by reference to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1995).
 10(a)    1987 Stock Option Plan, including Amendment (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).
 10(b)    1990 Executive Equity Incentive Plan (incorporated by
          reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
 10(c)    Indemnification Agreement dated June 12, 1990 between the
          Registrant and Ronald P. Groebe (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990) and Schedule of Indemnification
          Agreements executed by other Directors of the Registrant
          (incorporated by reference to the Registrant's Annual Report on form 10-K for the year ended December 31, 1994).
 10(d)    Amended and Restated Employment Agreement dated as of
          January 19, 1995 between the Registrant and Ronald P. Groebe and Schedule of Employment Agreements executed by Richard T.
          Wojcik, Frederick J. Sampias and Paul A. Eckroth
          (incorporated by reference to the Registrant's Annual Report on form 10-K for the year ended December 31, 1994).

                       HERITAGE FINANCIAL SERVICES, INC.

                    (Pursuant to Item 601 of Regulation S-K)

EXHIBIT
NUMBER          DESCRIPTION AND PAGE OR INCORPORATION REFERENCE
-------         -----------------------------------------------
 10(e)    (i) Agreement to Substitute Deferred Compensation Trust and
          (ii) Deferred Compensation Trust Under Heritage Financial
          Services Plan(s), each dated as of January 19, 1995 between the Registrant and Dominick J. Velo as Trustee (incorporated by reference to the Registrant's Annual Report on form 10-K for the year ended December 31, 1994).
 10(f)    Amendment #1 to 1995 Deferred Compensation Trust, dated as of November 19, 1996, between the Registrant and Dominick J.
          Velo as Trustee (filed herewith).
 10(g)    Amended and Restated Employment Termination Benefits
          Agreement dated as of January 19, 1995 between the
          Registrant and John E. Barry (incorporated by reference to the Registrant's Annual Report on form 10-K for the year
          ended December 31, 1994).
 10(h)    Amended and Restated Limited Employment Termination Benefits
          Agreement dated as of January 19, 1995 between the
          Registrant and Ramesh L. Ajwani and Schedule of Amended and
          Restated Limited Employment Termination Benefits Agreements
          between the Registrant and Each of Susan G. Peterson and
          Albert A. Stroka (incorporated by reference to the
          Registrant's Annual Report on form 10-K for the year ended
          December 31, 1994).
 10(i)    Amendment #1 to Amended and Restated Limited Employment
          Termination Benefits Agreement, dated as of November 19,
          1996, between the Registrant and Ramesh L. Ajwani and
          Schedule of Amendment #1s to Amended and Restated Limited
          Employment Termination Benefits Agreements between the
          Registrant and each of Susan G. Peterson and Albert A.
          Stroka (filed herewith).
    11    Statement Re Computation of Per Share Earnings (filed
          herewith).
    21    Subsidiaries of Registrant (filed herewith).
 23(a)    Consent of Arthur Andersen LLP (filed herewith).
 23(b)    Consent of Deloitte & Touche LLP (filed herewith).
    24    Power of Attorney (filed herewith).
    27    Financial Data Schedule (filed herewith).

-------------------------
Heritage Financial Services, Inc. will furnish those of the above exhibits which are filed herewith to requesting security holders.