Form 10-Q
period 1997-03-31
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1997-05-14
CIK 355946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


             For the quarterly period ended March 31, 1997
                               Commission File Number

                       HERITAGE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


        Illinois                                  36-3139645
       (State or other jurisdiction of           (I.R.S.employer
         incorporation or organization)        identification No.)


                          17500 South Oak Park Avenue
                             Tinley Park, Illinois
                                      60477
                    (Address of principal executive offices)
                                   (Zip code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               CLASS                     OUTSTANDING AT MAY 6,1997

Common Shares, $.625 par value per share            8,040,571

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                                 March 31, December 31,
                                                     1997         1996
                                                 --------  -----------
ASSETS
Cash and due from banks                           $40,041      $43,830
Federal funds sold and interest-bearing deposits        -            -
                                                  -------      -------
  Total cash and cash equivalents                  40,041       43,830

Securities:
  Held-to-maturity  (market value: $113,855 in
     1997 and $117,046 in 1996                    113,801      115,913
  Available-for-sale, at market                   387,598      392,754
  Trading, at market                                  292          262
                                                 --------      -------
     Total securities                             501,691      508,929

Loans, net of unearned income                     655,518      639,004
  Less: allowance for loan losses                  (9,406)      (9,407)
                                                  -------      -------
     Net loans                                    646,112      629,597

Premises and equipment                             19,120       18,786
Goodwill and core deposit intangibles              17,700       18,196
Other assets                                       11,658        9,682
                                                ---------    ---------
     TOTAL ASSETS                              $1,236,322   $1,229,020
                                                =========    =========

LIABILITIES
Demand deposits                                   170,569      185,705
NOW and money market accounts                     206,897      190,955
Savings deposits                                  201,988      203,483
Time deposits                                     491,730      473,160
                                                ---------    ---------
     Total deposits                             1,071,184    1,053,303
Federal funds purchased                                -        13,000
Securities sold under agreements to repurchase     43,050       40,706
Notes payable                                       5,000        7,000
Other liabilities                                  10,262        9,324
                                               ----------    ---------
     TOTAL LIABILITIES                          1,129,496    1,123,333
                                               ----------    ---------

SHAREHOLDERS' EQUITY
Preferred shares - no par value; shares
authorized: 12,000,000;
  shares issued: none
Common shares - $.625 par value; shares
authorized:16,000,000;
  shares issued: 8,078,921 in 1997 and
  7,967,032 in 1996                                5,049        4,979
Surplus                                           18,382       17,634
Retained earnings                                 84,280       83,374
Net unrealized gains (losses) on securities,
 net of tax                                         (885)       1,525
Treasury stock, at cost  (86,025 shares in 1996)               (1,825)
                                                 -------      -------
   TOTAL SHAREHOLDERS' EQUITY                    106,826      105,687
                                                 -------    ---------
   TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY  $1,236,322   $1,229,020
                                                =========  ==========

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                              Three Months Ended
                                                   March 31,
                                           --------     --------
                                               1997         1996
                                           --------     --------
INTEREST INCOME
   Loans, including fees                    $13,811      $12,831
   Securities:
      Taxable                                 6,449        5,556
      Exempt from federal income taxes        1,768        1,466
   Federal funds sold and interest-bearing
         deposits                                13          236
                                           --------     --------
      TOTAL INTEREST INCOME                  22,041       20,089
                                           --------     --------
INTEREST EXPENSE
   Deposits                                   9,480        8,708
   Short-term borrowings                        496          495
   Notes payable                                 81          144
                                           --------     --------
      TOTAL INTEREST EXPENSE                 10,057        9,347
                                           --------     --------
      NET INTEREST INCOME                    11,984       10,742
Provision for loan losses                       150          100
                                           --------     --------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                     11,834       10,642
                                           --------     --------
OTHER INCOME
   Service charges on deposit accounts        1,197          957
   Income for trust services                    193          191
   Investment product fees                      363          219
   Other operating income                       430          306
   Securities gains                             118            9
                                           --------     --------
      TOTAL OTHER INCOME                      2,301        1,682
                                           --------     --------
OTHER EXPENSE
   Salaries and employee benefits             4,288        4,140
   Net occupancy expense                        855          719
   Equipment expense                            410          418
   Data processing expense                      296          276
   Amortization of intangible assets            495          513
   Other operating expenses                   1,430        1,298
                                           --------     --------
      TOTAL OTHER EXPENSE                     7,774        7,364
                                           --------     --------
      INCOME BEFORE INCOME TAXES              6,361        4,960
Income tax expense                            2,030        1,483
                                           --------     --------
      NET INCOME                             $4,331       $3,477
                                           ========     ========

NET INCOME PER COMMON SHARE
   Primary                                    $0.52        $0.42
   Fully diluted                              $0.52        $0.42

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
   Primary                                8,320,159    8,324,841
   Fully diluted                          8,325,648    8,324,841

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                           Three Months Ended
                                                March 31,
                                           ------------------
                                              1997      1996
                                           -------     ------
OPERATING ACTIVITIES
  Net income                                  $4,331    $3,477
  Adjustments to reconcile net income
   to net cash provided by operating
       activities:
    Discount accretion on securities            (438)     (314)
    Deferred loan fee accretion                 (101)     (113)
    Provision for loan losses                    150       100
    Securities gains                            (118)       (9)
    Depreciation and amortization                457       416
    Deferred income taxes                       (136)     (145)
    Net amortization of purchase accounting
        adjustments                              665       620
    Increase in accrued interest income         (971)   (1,267)
    Increase in accrued interest expense         159       106
    Other, net                                   652       671
                                              ------   -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES  4,650     3,542
                                              ------    ------
INVESTING ACTIVITIES
  Securities held-to-maturity:
    Proceeds from maturities, repayments
           and calls                           2,377     1,963
    Purchases                                   -      (13,934)
  Securities available-for-sale:
    Proceeds from maturities, repayments
           and calls                          17,566    27,457
    Proceeds from sales                       22,635       -
    Purchases                                (38,797)  (24,735)
  Net increase in loans                      (16,786)   (9,730)
  Purchases of premises and equipment           (816)     (719)
  Proceeds from sales of other real
           estate owned                          572       299
  Purchase price of acquired bank net of
   cash and cash equivalents                       -    (7,798)
                                             --------  --------
NET CASH USED IN INVESTING ACTIVITIES        (13,249)  (27,197)
                                             --------  --------

FINANCING ACTIVITIES
  Net increase in deposits                    17,860    29,185
  Decrease in federal funds purchased        (13,000)     -
  Net increase (decrease) in securities
    sold under agreements to repurchase        2,344    (5,848)
  Proceeds from notes payable                 -         14,000
  Principal payments on notes payable         (2,000)     -
  Proceeds from stock option exercises           818       133
  Dividends paid                              (1,212)   (1,035)
                                             -------   -------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES  4,810    36,435
                                             -------   -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        (3,789)   12,780
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         43,830    49,879
                                              ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $40,041   $62,659
                                              ======    ======
SUPPLEMENTAL DISCLOSURES:
  Interest paid                              $ 9,877   $ 9,279
  Income taxes paid                              175        -

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

BASIS OF PRESENTATION
        The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.
        The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and industry reporting practices has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Form 10-K.

EARNINGS PER SHARE

        Primary and fully diluted earnings per common share for the three months ended March 31, 1997 and 1996 are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares, assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method.


NEW ACCOUNTING PRONOUNCEMENTS

        As of January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities". SFAS 125 sets forth accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In December, 1996, the FASB issued SFAS 127, "Deferral of the Effective Date of
Certain Provisions of SFAS 125". SFAS 127 defers the effective date of certain provisions of SFAS 125 for one year. The adoption of SFAS 125 did not have a material effect on the Company's financial condition or results of operations.

        In February, 1997 the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which becomes effective for the 1997 Annual Report. Early application of the new standard is not permitted, however, restatement of all prior period information is required. The new standard replaces primary earnings per share
(EPS) with earnings per common share (basic EPS). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. The standard also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that is now required. If the new standard was adopted in the first quarter of 1997, basic EPS would have been $.54 and EPS assuming dilution would have been $.52. Similarly, basic EPS for the 1996 first quarter would have been $.44 and EPS assuming dilution would have been $.42.


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

LOANS

        The following table summarizes loan balances by category (in thousands):
                           March 31,   December 31
                            1997          1996
                          ---------    -----------
Commercial and industrial  $149,864      $143,811
Commercial real estate      147,454       148,798
Construction                 14,661        13,515
Residential real estate     247,873       239,380
Home equity                  88,060        85,113
Other consumer                9,284        10,192
                         ---------     ----------
  Gross loans               657,196       640,809
Less: unearned income        (1,678)       (1,805)
                          ---------    ----------
  Total                    $655,518      $639,004
                          =========    ==========

COMMON SHARES

        In June, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. The shares may be repurchased from time to time in the open market or in private transactions. During the three month period ended March 31, 1997, 55,001 common shares were repurchased at a cost of $1,223,000 and 141,026 treasury shares were reissued upon the exercise of stock options.

STOCK OPTIONS

        A summary of  stock option activity for three months ended
March 31, 1997 is presented below (in thousands):

                                    Weighted
                           Option    Average
                           Shares      Price
                           ------     ------
Balance, December 31, 1996    681     $8.73
  Granted                       -         -
  Exercised                  (252)    $5.90
  Forfeited                     -         -
                            ------   ------
Balance, March 31, 1997       429    $10.40
                            ======   ======

A summary of  outstanding and exercisable stock options at March
31, 1997 is presented below (in thousands):
<CAPTIONS>
                     Outstanding Options         Exercisable Options
                     ------------------------    -------------------
                             Weighted    Average           Weighted
                      Option  Average  Remaining    Option  Average
                      Shares    Price       Life    Shares    Price
Exercise Price Ranges  -----   ------   --------    -----   -------
  $7.10 - $10.63        299     $8.39    3.3 yrs     299      $8.39
  $13.50 - $16.50       130    $15.02    6.3 yrs     109     $14.78
                      -----                         -----
    Total               429                          408
                      =====                         =====


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


SUBSEQUENT EVENT

        On May 14, 1997 the Board of Directors of Heritage Financial Services, Inc. declared a three-for-two stock split, payable June 13, 1997, to shareholders of record at the close of business on May 27, 1997. The Board of Directors also voted to eliminate the par value of common shares. As a result of the stock split, shareholders of record as of May 27, 1997, will receive one additional common share for every two shares owned. Shareholders entitled to fractional shares will receive cash in lieu of fractional shares.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following represents management's analysis of the Company's results of operations for the three month periods ended March 31, 1997 and 1996 and its consolidated financial condition at March 31, 1997 as compared to December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

        On February 2, 1996, the Company acquired all of the common shares of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lockport have been included in the consolidated statement of income from the date of acquisition.

ANALYSIS OF INCOME STATEMENTS

SUMMARY OF OPERATIONS

        Net income in the first quarter of 1997 increased to $4,331,000, up 25% from $3,477,000 earned in the same quarter of 1996. On a fully diluted basis, earnings per share for the quarterly period increased to 52 cents per share compared to 42 cents per share earned in the first quarter of 1996. Higher earnings in the 1997 period were principally due to increases in net interest income and other income. First quarter earnings were also positively affected by a pre-tax recovery of $160,000 of interest income on a nonaccrual loan, the reimbursement of $150,000 of legal costs related to litigation settled in 1996 and securities gains of $118,000.


NET INTEREST INCOME

        The following table sets forth the average balances, tax
equivalent yields and effective rates for the major categories of earning asset and interest-bearing liabilities for the three months ended March 31, 1997 and 1996 (in thousands):
                             1997                  1996
                         -----------------     -----------------
                            Average               Average
                            Balance    Rate       Balance     Rate
                           ---------   ------    ---------   ------
Loans                       $647,042    8.71%     $593,889    8.75%
Securities                   505,359    7.36       446,158    7.02
Short-term investments           972    5.42        17,850    5.30
                           ---------   ------    ---------   ------
 Total earning assets     $1,153,373    8.11%   $1,057,897    7.97%
                           =========   ------    =========   ------

Time deposits               $482,366    5.46%     $408,678    5.54%
NOW and money market
   accounts                  198,353    3.29       189,350    3.25
Savings deposits             202,652    2.75       214,622    2.86
Short-term borrowings         53,731    3.74        51,356    3.88
Notes payable                  5,311    6.19         9,077    6.38
                            ---------   -----    ---------  ------
 Total interest-bearing
 liabilities                $942,413    4.33%     $873,083    4.31%
                           =========   ------    =========   ------
Net interest spread                     3.78%                 3.66%
Impact of non-interest bearing funds    0.80%                 0.76%
                                       ------                ------
Net yield on interest earning assets    4.58%                 4.42%
                                       ======                ======

        On a tax equivalent basis, net interest income for the first quarter of 1997 was $13,016,000, an increase of $1,397,000 or 12%
compared with the 1996 first quarter. The increase in net interest income was primarily attributable to a 9% increase in the volume of average earning assets coupled with an increase in the net interest spread. The growth in average earning assets primarily resulted from strong internal deposit growth over the past twelve months.
To a lesser extent, the acquisition of Lockport in February, 1996 also affected the growth in average earning assets.

        Average loans for the first quarter of 1997 increased $53 million or 9% compared to the first quarter in 1996. The increase was primarily in commercial and industrial loans and residential real estate loans. Average securities increased $59 million or 13% compared to the first quarter in 1996. The Company continues to purchase fixed-rate intermediate-term mortgage-backed securities and longer-term bank-qualified tax-exempt securities. The increase in average earning assets was primarily funded by growth in average time deposits, which increased $74 million. The growth resulted from a combination of premium-rate time deposit promotions and generally higher interest rates offered on time deposits compared to other interest-bearing deposit products.

        On a taxable equivalent basis, the annualized net interest spread in the first quarter increased .12% compared to same period in 1996. The change in the net interest rate spread reflected an increase of .14% in the yield on average earning assets while the rate on interest-bearing liabilities increased by only .02%. The increase in the yield on earning assets was primarily due to the increase in the yield on securities, reflecting higher rates earned on new purchases and the sale and reinvestment of lower-yielding securities. The slight increase in the rate paid on interest bearing-liabilities was due to the change in deposit mix, with most growth coming in time deposits.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

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

        The changes in the allowance for loan losses for the three months ended March 31, 1997 and 1996 were as follows (in
thousands):
                                          Three Months Ended
                                                March 31,
                                           ------------------
                                            1997         1996
                                           ------      ------
Balance, beginning of period              $9,407        $8,477
  Allowance of acquired bank                   -         1,179
  Provision for loan losses                  150           100
  Loan charge-offs                          (197)         (231)
  Loan recoveries                             46            57
                                           ------       ------
Balance, end of period                    $9,406        $9,582
                                           ======       ======

Net charge-offs to average loans             .09%          .12%
Allowance for loan losses to loans          1.43%         1.56%
Allowance for loan losses to nonperforming   324%          193%
             loans

        The increase in the provision for loan losses in the 1997 first quarter primarily resulted from the growth in the Company's loan portfolio. The amount of the provision was also influenced by the improvement in asset quality since year-end 1996. For further information on the Company's nonperforming loans and impaired loans, see the Asset Quality section below.

The following table sets forth an allocation of the allowance for loan losses and the percent of loans in each category to total loans outstanding for the periods and categories shown (in thousands):

                                 March 31, 1997    December 31, 1996
                                ---------------    -----------------
                                  Amount    %       Amount      %
                                  -------   --      ------      --
Commercial and industrial         $2,156    23      $2,157      23
Commercial real estate             4,100    23       4,200      23
Construction                         -       2                   2
Residential real estate            2,300    38       2,250      37
Home equity and other consumer       850    14         800      15
                                 -------------     ---------------
        Total                     $9,406   100       $9,407    100
                                 =============     ================

        Changes in the allocation of the allowance to individual loan categories since December 31, 1996 were primarily the result of loan portfolio growth and changes in management's risk assessment and assignment of unallocated reserves. Notwithstanding management's allocation of the allowance, the entire allowance for loan losses is available to absorb losses in any particular category of loans.

ASSET QUALITY

Nonperforming Assets

The following table sets forth the Company's nonperforming assets and asset quality ratios (in thousands):

                                       March 31,    December 31,
                                           1997            1996
                                     ----------      ----------
Nonaccrual loans                         $2,806          $3,421
Loans past due 90 days or more              101             783
                                       --------        --------
  Total nonperforming loans               2,907           4,204
Other real estate owned                     156             618
                                       --------        --------
  Total nonperforming assets             $3,063          $4,822
                                       ========        ========

Restructured loans                         $142           -
                                        ========        ========

Nonperforming loans to loans               0.44%           0.66%

Nonperforming assets to loans plus OREO    0.47%           0.75%


Impaired Loans

        The following table sets forth the recorded investment in
impaired loans and the related valuation allowance for each loan category (in thousands):
                         Amount of Impaired Loans
                         ------------------------
                         No Valuation  Valuation         Amount of
                         Allowance     Allowance         Valuation
                         Required       Required  Total  Allowance
                         --------       --------  -----  ---------
March 31, 1997
 Commercial and industrial    $125          $581    $706      $247
 Commercial real estate      1,222           126   1,348         3
 Residential real estate       354           668   1,022       103
                            ------        ------   -----     -----
    Total impaired loans    $1,701        $1,375  $3,076      $353
                            ======        ======   =====     =====
December 31, 1996
 Commercial and industrial    $137          $646    $783      $275
 Commercial real estate        816           955   1,771       200
 Residential real estate       812           240   1,052        66
                            ------         -----   ------     -----
    Total impaired loans    $1,765        $1,841  $3,606      $541
                            ======        ======  ======      =====

        The average recorded investment in impaired loans for the three months ended March 31, 1997 was approximately $3,341,000. Interest income recognized on impaired loans in the 1997 first quarter totaled $21,000 compared to $98,000 in the same period a year ago. Included in the balance of impaired loans at March 31, 1997, are $2,430,000 of nonaccrual loans.

OTHER INCOME

        Other income, excluding securities transactions, for the three months ended March 31, 1997 increased $510,000 or 30% compared to the same period in 1996. In the 1997 first quarter the Company experienced strong growth in most categories of other income.

        Service charges on deposits, the primary component of other income increased $240,000 or 25% compared to the 1996 first quarter. The increase was principally due to changes in overdraft service charge methods. Investment product fees increased $144,000 or 66% reflecting continued sales efforts and greater customer demand for annuity and mutual fund products. The increase in other operating income of $124,000 or 41% was primarily attributable to ATM surcharge fees which were established in December, 1996.

        Net securities gains for the three months ended March 31, 1997, were $118,000 compared to net securities gains of $9,000 in the same period of 1996. In the 1997 first quarter, the Company recognized net gains of $88,000 on the sale of $23 million of fixed-rate and adjustable-rate mortgage pools. The proceeds of these sales were reinvested in longer-term, fixed rate mortgage-backed securities and tax-exempt securities. The balance of securities gains recognized in 1997 reflects a market value adjustment of an investment security classified as trading.

OTHER EXPENSE

        Other expense in the 1997 first quarter increased $410,000 or 6% compared to the same period in 1996. The growth in other expense was primarily attributable to increases in salaries and benefits, occupancy expense and other operating expenses.

        Salaries and employee benefits, the largest component of other expenses, increased $148,000 or 4% compared to the 1996 first quarter. The increase primarily reflects normal salary increases and higher incentive compensation expense. A reduction in staffing levels from the year ago quarter partially limited the growth in salaries and employee benefits. At March 31, 1997, the number of full-time equivalent employees totaled 447 compared to 463 at March 31, 1996.

        Occupancy expense increased $136,000 or 19% compared with the 1996 first quarter. The increase primarily reflects higher real estate taxes and maintenance and supplies. Other operating expenses increased $132,000 or 10% compared with the 1996 first quarter. The increase primarily resulted from increases in ATM processing costs, postage expenses and professional fees.
Partially offsetting the increase in other operating expenses was the reimbursement of $150,000 of legal costs related to litigation settled in 1996.


INCOME TAXES

        Income tax expense for the three months ended March 31, 1997 increased $547,000 compared to the same period in 1996. The Company's effective tax rate (income tax expense divided by net income before taxes) increased to 31.9% in 1997 compared to 29.9% in the same quarter a year ago. The increase in income tax expense and the effective tax rate in 1997 was primarily due to an increase in pre-tax earnings.


ANALYSIS OF BALANCE SHEETS

ASSETS

        Total assets at March 31, 1997 were $1.236 billion, an increase of $7 million compared to December 31, 1996. Changes in total assets since December 31, 1996 primarily reflect an increase of $17 million in net loans and decreases of $7 million in securities and $4 million in cash and cash equivalents. In the first quarter 1997 the Company continued to experience increased loan demand as market interest rates remained generally stable during the period. During the three month period ended March 31, 1997, residential real estate loans increased $8 million and commercial and industrial loans increased $6 million.


LIABILITIES

        The Company's funding sources, consisting of deposits and short-term borrowings, increased $7 million since December 31, 1996. Changes in funding sources since year-end primarily reflect increases of $16 million in NOW and money market accounts and $19 million in time deposits. Partially offsetting the growth in these categories were decreases of $15 million in demand deposits and $13 million in federal funds purchased. Approximately $27 million of the increase in time deposits resulted from a thirteen-month, premium-rate certificate of deposit promotion offered in February and March of 1997.

CAPITAL

        At March 31, 1997 total shareholders' equity increased to $106.8 million, up $1.1 million from December 31, 1996. The growth in equity reflects the retention of current year earnings, less dividends paid and the cost of treasury stock purchased, plus the proceeds from the exercise of stock options. The change in equity also reflects a $2.4 million decrease in the market value of securities available-for-sale.

        The capital ratios of the Company and Heritage Bank are
presently in excess of the requirements necessary to meet the "well capitalized" capital category established by banking regulators.
The capital ratios of the Company and Heritage Bank at March 31,
1997 and the minimum capital ratios for "well capitalized"
financial institutions are as follows:
                                      Minimum
                                         Well
                                  Capitalized         Company   Heritage
                                        Ratio    Consolidated       Bank
                                      -------    ------------   --------
Tier I capital to average assets         >5.00%        7.43%        7.37%
                                         -

Tier I capital to risk weighted assets   >6.00%       13.11%       12.95%
                                         -

Total capital to risk weighted assets   >10.00%       14.36%       14.21%
                                        -

        In June, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. For the three months ended March 31, 1997, 55,001 common shares were repurchased at a cost of $1,223,000 and 141,026 treasury shares were reissued upon the exercise of stock options. Presently the Company has no other commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund commitments that may arise in the future.


LIQUIDITY

        Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Liquidity of Heritage Bank is primarily maintained by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities.

        The Bank's immediate liquidity needs have historically been met by federal funds sold and cash flows from securities. At quarter-end however, the Bank neither sold or purchased federal funds. For the three and twelve months ended March 31, 1997, the aggregate principal payments received on mortgage-backed and asset-backed securities totaled approximately $15 million and and $59 million, respectively. At March 31, 1997, the Bank has $22 million of securities having contractual maturities of one year or less and expects to receive approximately $57 million of payments on mortgage-backed and asset-backed securities over the next twelve months. The cash flow projections for mortgage-backed and asset-backed securities are based on consensus prepayment estimates of securities brokers. In addition to cash flows from securities, the Bank may borrow up to $55 million under informal federal funds lines with correspondent banks. Other sources of potential liquidity include the sale of securities classified as available-for-sale and advances under a $139 million credit facility with the Federal Home
Loan Bank.

        For the parent company, Heritage Financial Services, Inc.("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank. Regulatory authorities limit the amount of dividends which can be paid by Heritage Bank without prior approval from such authorities. At March 31, 1997, the amount of undistributed earnings of Heritage Bank available for the payment of dividends within such limitations is sufficient to fund the anticipated cash requirements of HFS.




PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 11 - Statement Re Computation of Per Share Earnings (included at page 15).

(b) There were no reports on Form 8-K filed by the registrant during the quarter ending March 31, 1997.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HERITAGE FINANCIAL SERVICES, INC.
                                                   (Registrant)

Date:  May 14, 1997               by       /s/ Frederick J. Sampias
                                               Frederick J. Sampias
                                               President
                                              (Duly Authorized Officer)



Date:  May 14, 1997               by       /s/ Paul A. Eckroth
                                               Paul A. Eckroth
                                               Executive Vice President
                                               and Treasurer
                                              (Principal Financial and Chief
                                               Accounting Officer)



Exhibit 11 - Statement Re: Computation of Per Share Earnings

        The calculation of the Registrant's primary and fully diluted earnings per share required by Item 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):


                                           Three Months Ended
                                                March 31,
                                           ----------------
                                              1997      1996
                                           -------   -------
Primary
   Net income                               $4,331    $3,477
                                            ======    ======

   Average common shares outstanding         8,059     7,956
   Common stock equivalents - net effect of the
   assumed exercise of stock options -- based
   on the treasury stock method using average
   market price                               261       369
                                          -------   -------
   Average primary shares outstanding       8,320     8,325
                                           ======    ======

        Primary earnings per share          $0.52     $0.42
                                           ======    ======


Fully Diluted
   Net income                              $4,331    $3,477


   Average common shares outstanding        8,059     7,956
   Common stock equivalents - net effect of the
   assumed exercise of stock options -- based
   on the treasury stock method using average
   market price or year-end market price,
   whichever was higher                       267       369
                                          -------   -------
   Average fully diluted shares outstanding  8,326     8,325
                                            ======    ======

      Fully diluted earnings per share       $0.52     $0.42
                                            ======    ======