Form 10-Q
period 1997-06-30
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1997-08-12
CIK 355946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


             For the quarterly period ended June 30, 1997
                               Commission File Number

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               CLASS                   OUTSTANDING AT AUGUST 8,1997

Common Shares, $.625 par value per share            12,022,813

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                                June 30, December31
                                                    1997     1996
ASSETS                                           -------    -------
Cash and due from banks                          $48,651    $43,830
Federal funds sold and interest-bearing deposits
                                                 -------    -------
  Total cash and cash equivalents                 48,651     43,830

Securities:
  Held-to-maturity  (market value: $115,086 in
     1997 and $117,046 in 1996                   113,213    115,913
  Available-for-sale, at market                  389,627    392,754
  Trading, at market                                 321        262
                                                 -------    -------
     Total securities                            503,161    508,929

Loans, net of unearned income                    685,302    639,004
  Less: allowance for loan losses                 (9,538)   (9,407)
                                                 -------    -------
     Net loans                                   675,764    629,597

Premises and equipment                            19,262     18,786
Goodwill and core deposit intangibles             17,200     18,196
Other assets                                      10,006      9,682
                                                 -------    -------
     TOTAL ASSETS                             $1,274,044 $1,229,020
                                              =========  =========


LIABILITIES
Demand deposits                                  177,244    185,705
NOW and money market accounts                    226,970    190,955
Savings deposits                                 193,221    203,483
Time deposits                                    497,038    473,160
                                                -------     -------
     Total deposits                            1,094,473  1,053,303
Federal funds purchased                            8,000     13,000
Securities sold under agreements to repurchase    49,105     40,706
Notes payable                                      2,500      7,000
Other liabilities                                  8,338      9,324
                                                 -------    -------
     TOTAL LIABILITIES                         1,162,416  1,123,333
                                                -------    -------

SHAREHOLDERS' EQUITY
Preferred shares - no par value; shares
authorized: 12,000,000;
  shares issued: none
Common shares - $.625 par value; shares
authorized:16,000,000;
  shares issued: 12,128,313 in 1997 and
  11,946,464 in 1996                                -         4,979
Surplus                                           23,564     17,634
Retained earnings                                 87,319     83,374
Net unrealized gains (losses) on securities,
 net of tax                                        1,870      1,525
Treasury stock, at cost (67,500 shares in 1997
   and 129,038 shares in 1996)                    (1,125)    (1,825)
                                                 -------    -------
     TOTAL SHAREHOLDERS' EQUITY                  111,628    105,687

                                                -------     -------
    TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY $1,274,044 $1,229,020
                                                =========  =======

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                              Six Months Ended
                                                   June 30,
                                           -------- --- --------
                                               1997         1996
                                           --------     --------
INTEREST INCOME
   Loans, including fees                    $28,120      $26,194
   Securities:
      Taxable                                12,726       11,537
      Exempt from federal income taxes        3,686        3,023
   Federal funds sold and interest-bearing
         deposits                                84          350
                                           --------     --------
      TOTAL INTEREST INCOME                  44,616       41,104
                                           --------     --------
INTEREST EXPENSE
   Deposits                                  19,472       17,643
   Short-term borrowings                        970          900
   Notes payable                                134          324
                                           --------     --------
      TOTAL INTEREST EXPENSE                 20,576       18,867
                                           --------     --------
      NET INTEREST INCOME                    24,040       22,237
Provision for loan losses                       300          200
                                           --------     --------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                     23,740       22,037
                                           --------     --------
OTHER INCOME
   Service charges on deposit accounts        2,496        2,032
   Income for trust services                    410          393
   Investment product fees                      700          611
   Other operating income                       829          570
   Securities gains                             100           12
                                           --------     --------
      TOTAL OTHER INCOME                      4,535        3,618
                                           --------     --------
OTHER EXPENSE
   Salaries and employee benefits             8,616        8,435
   Net occupancy expense                      1,668        1,452
   Equipment expense                            820          818
   Data processing expense                      595          581
   Amortization of intangible assets            996        1,087
   Other operating expenses                   3,010        2,742
                                           --------     --------
      TOTAL OTHER EXPENSE                    15,705       15,115
                                           --------     --------
      INCOME BEFORE INCOME TAXES             12,570       10,540
   Income tax expense                         3,987        3,294
                                           --------     --------
      NET INCOME                             $8,583       $7,246
                                           ========     ========

NET INCOME PER COMMON SHARE
   Primary                                    $0.69        $0.58
   Fully diluted                              $0.69        $0.58

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
   Primary                               12,474,285   12,511,046
   Fully diluted                         12,520,699   12,556,913

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                              Three Months Ended
                                                   June 30,
                                           ---------------------
                                               1997         1996
                                           --------     --------
INTEREST INCOME
   Loans, including fees                    $14,309      $13,363
Securities:
      Taxable                                 6,277        5,981
      Exempt from federal income taxes        1,918        1,557
   Federal funds sold and interest-bearing
         deposits                                71          114
                                           --------     --------
      TOTAL INTEREST INCOME                  22,575       21,015
                                           --------     --------
INTEREST EXPENSE
   Deposits                                   9,992        8,935
   Short-term borrowings                        474          405
   Notes payable                                 53          180
                                           --------     --------
      TOTAL INTEREST EXPENSE                 10,519        9,520
                                           --------     --------
      NET INTEREST INCOME                    12,056       11,495
Provision for loan losses                       150          100
                                           --------     --------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                     11,906       11,395
                                           --------     --------
OTHER INCOME
   Service charges on deposit accounts        1,299        1,075
   Income for trust services                    217          202
   Investment product fees                      337          392
   Other operating income                       399          264
   Securities gains (losses)                    (18)           3
                                           --------     --------
      TOTAL OTHER INCOME                      2,234        1,936
                                           --------     --------
OTHER EXPENSE
   Salaries and employee benefits             4,328        4,295
   Net occupancy expense                        813          733
   Equipment expense                            410          400
   Data processing expense                      299          305
   Amortization of intangible assets            501          574
   Other operating expenses                   1,580        1,444
                                           --------     --------
      TOTAL OTHER EXPENSE                     7,931        7,751
                                           --------     --------
      INCOME BEFORE INCOME TAXES              6,209        5,580
   Income tax expense                         1,957        1,811
                                           --------     --------
      NET INCOME                             $4,252       $3,769
                                           ========     ========

NET INCOME PER COMMON SHARE
   Primary                                    $0.34        $0.30
   Fully diluted                              $0.34        $0.30

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
   Primary                               12,468,381   12,534,831
   Fully diluted                         12,502,593   12,562,541

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                        Six Months Ended
                                             June 30
                                        -----------------

                                           1997      1996
                                        -------    ------
OPERATING ACTIVITIES
  Net income                             $8,583    $7,246
  Adjustments to reconcile net income
   to net cash provided by operating
       activities:
    Discount accretion on securities       (937)     (700)
    Deferred loan fee accretion            (209)     (258)
    Provision for loan losses               300       200
    Securities gains                       (100)      (12)
    Depreciation and amortization           914       841
    Deferred income taxes                  (266)     (317)
    Net amortization of purchase accounting
        adjustments                       1,313     1,339
    Increase in accrued interest income    (478)     (645)
    Increase in accrued interest expense   (120)      451
    Other, net                              650      (443)

     NET CASH PROVIDED BY OPERATING      ------    ------
               ACTIVITIES                 8,350     7,702
                                         ------    ------
INVESTING ACTIVITIES
  Securities held-to-maturity:
    Proceeds from maturities, repayments
           and calls                      3,910     2,565
    Purchases                              (640)  (18,679)
  Securities available-for-sale:
    Proceeds from maturities, repayments
           and calls                     36,331    50,489
    Proceeds from sales                  36,817       -
    Purchases                           (69,065)  (45,535)
  Net increase in loans                 (46,939)  (22,412)
  Purchases of premises and equipment    (1,447)   (1,249)
  Proceeds from sales of other real
           estate owned                     651       670
  Purchase price of acquired bank net of
   cash and cash equivalents                 -     (7,798)
                                        -------   --------
NET CASH USED IN INVESTING ACTIVITIES   (40,382)  (41,949)
                                        --------  --------

FINANCING ACTIVITIES
  Net increase in deposits               41,127    30,092
  Decrease in federal funds purchased    (5,000)     -
  Net increase (decrease) in securities
    sold under agreements to repurchase   8,399    (2,094)
  Proceeds from notes payable              -       14,000
  Principal payments on notes payable    (4,500)   (3,250)
  Proceeds from stock option exercises      376       147
  Dividends paid                         (2,424)   (2,080)
  Purchases of common stock              (1,125)      -
                                         ------    ------

  NET CASH PROVIDED FROM FINANCING
           ACTIVITIES                    36,853    36,815
                                         -------   ------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                    4,821    2,568
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                    43,830    49,879
                                         ------    ------
CASH AND CASH EQUIVALENTS AT END
                       OF PERIOD        $48,651   $52,447
                                         ======    ======
SUPPLEMENTAL DISCLOSURES:
  Interest paid                         $20,653   $18,476
  Income taxes paid                       4,465     3,305

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of Presentation

        The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Earnings per Share

        Primary and fully diluted earnings per common share for the three and six months ended June 30, 1997 and 1996 are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares, assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method. Average common and common equivalent shares have been adjusted to reflect the Company's 1997 three-for-two stock split.


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

        In February, 1997 the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share", which becomes effective for the 1997 Annual Report. Early application of the new standard is not permitted, however, restatement of all prior period information is required. The new standard replaces primary earnings per share ("EPS") with earnings per common share ("basic EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. The standard also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that is now required.

HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)


        If SFAS 128 was adopted in 1997, basic EPS for the second quarter would have been $.35 and EPS assuming dilution would have been $.34. Year-to-date, basic EPS for the first six months of 1997 would have been $.71 and EPS assuming dilution would have been $.69. Similarly, basic EPS for the 1996 second quarter would have been $.32 and EPS assuming dilution would have been $.30. Year-to-date, basic EPS for the first six months of 1996 would have been $.61 and EPS assuming dilution would have been $.58.


LOANS

        The following table summarizes loan balances by category (in thousands):
                           June 30,   December 31
                            1997          1996
                         ---------     ---------
Commercial and industrial  $166,756      $143,811
Commercial real estate      143,881       148,798
Construction                 15,049        13,515
Residential real estate     260,002       239,380
Home equity                  92,288        85,113
Other consumer                8,726        10,192
                          ---------     ---------
  Gross loans               686,702       640,809
Less: unearned income        (1,400)       (1,805)
                          ---------     ---------
  Total                    $685,302      $639,004
                          =========     =========

COMMON SHARES

        On May 14, 1997 the Board of Directors of Heritage Financial Services, Inc. declared a three-for-two stock split, payable June 13, 1997, to shareholders of record at the close of business on May 27, 1997. The Board of Directors also voted to eliminate the par value of common shares. As a result of the stock split, shareholders of record as of May 27, 1997, received one additional common share for every two shares owned. Shareholders entitled to fractional shares received cash in lieu of fractional shares. Per share information included in the financial statements has been adjusted to reflect the split.

        In June, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. In May, 1997, the Board of Directors authorized the repurchase of an additional 68,850 shares as a result of the Company's 1997 three-for-two stock split. The shares may be repurchased from time to time in the open market or in private transactions. During the six month period ended June 30, 1997, 150,002 common shares were repurchased at a cost of $2,348,000 and 211,539 treasury shares were reissued upon the exercise of stock options.


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

STOCK OPTIONS

        A summary of  stock option activity for the six months ended
June 30, 1997 is presented below (in thousands):
                                   Weighted
                          Option    Average
                          Shares      Price
                          ------     ------
Balance, December 31, 1996  1,022    $5.82
  Granted                       -        -
  Exercised                  (389)   $4.11
  Forfeited                     -        -
                            ------
Balance, June 30, 1997       633     $6.87
                            ======

        A summary of outstanding and exercisable stock options at June 30, 1997 is presented below (in thousands):

                     Outstanding Options       Exercisable Options
                     --------------------      -------------
                             Weighted Average           Weighted
                      Option Average  Remaining Option  Average
                      Shares  Price    Life     Shares   Price
Exercise Price Ranges  -----  -----    -----     -----    -----
  $4.73 - $7.08        448   $5.59     3.1 yrs     448    $5.59
  $9.00 - $11.00       185   $9.97     6.1 yrs     182    $9.95
                      -----                      -----
    Total              633                         630
                      =====                      =====


Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

        The following represents management's analysis of the Company's results of operations for the three and six month periods ended June 30, 1997 and 1996 and its consolidated financial condition at June 30, 1997 as compared to December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

        On February 2, 1996, the Company acquired all of the common shares of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lockport have been included in the consolidated statement of income from the date of acquisition.

ANALYSIS OF INCOME STATEMENTS

Summary of Operations

        Net income in the second quarter of 1997 increased to $4,252,000, up 13% from $3,769,000 earned in the same quarter of 1996. On a fully diluted basis, earnings per share for the quarterly period increased to 34 cents per share compared to 30 cents per share earned in the second quarter of 1996. For the six months ended June 30, 1997, net income was $8,583,000, up 18% compared to $7,246,000 in the same period of 1996. Earnings per share for the six month period were 69 cents, up 19% compared to 58 cents in the 1996 period.

        Higher earnings in the three and six month periods were principally due to increases in net interest income and other operating income. Growth in year-to-date earnings was also positively affected by a pre-tax recovery of $160,000 of interest income on a nonaccrual loan and the reimbursement of $150,000 of legal costs related to litigation settled in 1996. The Company also recognized net securities gains of $100,000 in the first six months of 1997.


Net Interest Income

        The following table sets forth the average balances, tax equivalent yields and effective rates for the major categories of earning asset and interest-bearing liabilities for the three and six months ended June 30, 1997 and 1996 (in thousands):
                                 Three Months Ended June 30,

                             1997                  1996
                         -----------------     -----------------
                            Average               Average
                            Balance    Rate       Balance    Rate
                           ---------   ------    ---------  ------
Loans                       $670,044    8.61%     $619,777    8.73%
Securities                   501,867    7.37       475,676    7.08
Short-term investments         5,422    5.33         8,966    5.16
                           ---------   ------    ---------   ------
 Total earning assets     $1,177,333    8.07%   $1,104,419    7.99%
                           =========   ------    =========   ------

Time deposits               $489,164    5.52%     $439,776    5.43%
NOW and money market
   accounts                  221,513    3.46       191,884    3.13
Savings deposits             198,376    2.74       218,920    2.76
Short-term borrowings         51,541    3.69        47,208    3.45
Notes payable                  2,927    7.26        11,285    6.42
                          ---------   ------    ---------  ------
 Total interest-bearing
 liabilities                $963,521    4.38%     $909,073    4.21%
                           =========   ------    =========   ------
Net interest spread                     3.74%                 3.78%
Impact of non-interest bearing funds    0.79%                 0.74%
                                       ------                ------
Net yield on interest earning assets    4.53%                 4.52%
                                       ======                ======

                                 Six months Ended June 30,
                             1997                  1996
                         -----------------     -----------------
                            Average               Average
                            Balance    Rate       Balance    Rate
                           ---------   ------    ---------  ------
Loans                       $658,543    8.66%     $606,833    8.74%
Securities                   503,613    7.37       460,917    7.06
Short-term investments         3,197    5.36        13,408    5.26
                           ---------   ------    ---------   ------
 Total earning assets     $1,165,353    8.09%   $1,081,158    7.98%
                           =========   ------    =========   ------

Time deposits               $485,765    5.49%     $424,227    5.49%
NOW and money market
   accounts                  209,888    3.38       190,617    3.20
Savings deposits             200,514    2.74       216,771    2.81
Short-term borrowings         52,636    3.72        49,282    3.67
Notes payable                  4,119    6.56        10,181    6.40
                           ---------   ------    ---------  ------
 Total interest-bearing
 liabilities                $952,922    4.35%     $891,078    4.26%
                           =========   ------    =========   ------
Net interest spread                     3.69%                 3.72%
Impact of non-interest bearing funds    0.80%                 0.75%
                                       ------                ------
Net yield on interest earning assets    4.49%                 4.47%
                                       ======                ======

        On a tax equivalent basis, net interest income for the second quarter of 1997 was $13,169,000, an increase of $748,000 or 6% compared with the 1996 second quarter. For the six months ended
June 30, 1997, net interest income increased $2,143,000 or 9% compared to 1996. The growth in net interest income for the three and six month periods was primarily due to increases in the volume of average earning assets. The growth in average earning assets primarily resulted from strong internal deposit growth over the past twelve months.

        Average loans for the first six months of 1997 were $659 million, an increase of $52 million or 9% compared to the same period in 1996. The increase was primarily in commercial and industrial loans and residential real estate loans. Average securities increased $43 million or 9% compared to 1996 six month period. The Company continues to purchase fixed-rate intermediate-term mortgage-backed securities and longer-term bank-qualified tax-exempt securities.

        The increase in average earning assets was primarily funded by growth in average time deposits, which increased $62 million. The growth resulted from a combination of premium-rate time deposit promotions and generally higher interest rates offered on time deposits compared to other interest-bearing deposit products.

        On a taxable equivalent basis, the annualized net interest spread in the second quarter decreased .09% compared to same period in 1996. For the first six months of 1997 the net interest spread increased to 3.74% from 3.72% in the year ago period. On a year-to-date basis, the change in the net interest rate spread reflected an increase of .11% in the yield on average earning assets while the rate on interest-bearing liabilities increased by only .09%. The increase in the yield on earning assets was primarily due to the increase in the yield on securities, reflecting higher rates earned on new purchases and the sale and reinvestment of lower-yielding securities. The increase in the rate paid on interest-bearing liabilities was due to the change in deposit mix, with most growth coming in time deposits.


Allowance and Provision for Loan Losses

        The allowance for loan losses is an amount which is available to absorb potential credit losses. The allowance is comprised of both specific and general valuation allowances and is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the Company's loan portfolio.
Management assesses the adequacy of the allowance for loan losses on a quarterly basis. Managements evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan portfolio growth, loan delinquency levels and trends, and reviews of impaired loans and the value of underlying collateral securing these loans. A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate, but not excessive, based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of loans previously charged off are credited back to the allowance.

        The changes in the allowance for loan losses for the three and six months ended June 30, 1997 and 1996 were as follows (in
thousands):
                                      Three Months Ended   Six Months Ended
                                               June 30,        June 30,
                                       ------------------   ----------------
                                           1997      1996     1997     1996
                                          -----      ----     ----     ----
Balance, beginning of period             $9,406    $9,582   $9,407   $8,477
Allowance of acquired bank                   -          0        0    1,179
Provision for loan losses                    150      100      300      200
Loan charge-offs                            (178)    (257)    (375)    (488)
Loan recoveries                              160       31      206       88
                                          ------   ------   ------   ------
Balance, end of period                    $9,538   $9,456   $9,538   $9,456
                                          ======   ======   ======   ======

Net charge-offs to average loans            0.01%    0.14%   0.05%    0.13%
Allowance for loan losses to loans          1.39%    1.51%   1.39%    1.51%
Allowance for loan losses to
 nonperforming loans                         411%     243%    411%     243%


        Higher provisions for loan losses were recorded for the three and six month periods of 1997 primarily due to the growth in the Company's loan portfolio. The provisions were also influenced by the improvement in asset quality since year-end 1996. For further information on the Company's nonperforming loans and impaired loans, see the Asset Quality section below.

        The following table sets forth an allocation of the allowance for loan losses and the percent of loans in each category to total loans outstanding for the periods and categories shown (in
thousands):
                                 June 30, 1997    December 31, 1996
                                 -------------    -----------------
                                  Amount    %       Amount     %
                                 -------  ----    --------    ----
Commercial and industrial       $2,288     24      $2,157      23
Commercial real estate           4,000     21       4,200      23
Construction                         -      2                   2

Residential real estate          2,400     38       2,250      37
Home equity and other consumer     850     15         800      15
                                ------    ---      ------     ---
        Total                   $9,538    100      $9,407     100
                                ======    ===      ======     ===

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

Asset Quality

Nonperforming Assets

        The following table sets forth the Company's nonperforming assets and asset quality ratios (in thousands):
                                  June 30,       December 31,
                                    1997            1996
                                  --------        --------
Nonaccrual loans                    $1,633          $3,421
Loans past due 90 days or more         685             783
                                  --------        --------
  Total nonperforming loans          2,318           4,204
Other real estate owned                473             618
                                  --------        --------
  Total nonperforming assets        $2,791          $4,822
                                  ========        ========

Restructured loans                    $141           -
                                  ========        ========
Nonperforming loans to loans          0.34%           0.66%
Nonperforming assets to loans plus
OREO                                  0.41%           0.75%

Impaired Loans

        The following table sets forth the recorded investment in
impaired loans and the related valuation allowance for each loan category (in thousands):
                         Amount of Impaired Loans
                         ------------------------
                         No Valuation  Valuation         Amount of
                         Allowance     Allowance         Valuation
                         Required       Required  Total  Allowance
                         --------       --------  -----  ------
June 30, 1997
 Commercial and industrial    $ 26         $492     $518      $144
 Commercial real estate        641          121      762        46
 Residential real estate       350          399      749        83
                          --------       -------   ------    ------
    Total impaired loans  $  1,017       $1,012   $2,029      $273
                          ========       =======   ======    ======

December 31, 1996
 Commercial and industrial   $137         $646     $783      $275
 Commercial real estate       816          955    1,771       200
 Residential real estate      812          240    1,052        66
                         --------     --------   ------     -----
    Total impaired loans   $1,765       $1,841   $3,606      $541
                         ========     ========   ======     =====


        The average recorded investment in impaired loans for the six months ended June 30, 1997 was approximately $2,904,000. Interest income recognized on impaired loans for the first six months of 1997 totaled $43,000 compared to $160,000 in the same period a year ago. Included in the balance of impaired loans at June 30, 1997, are $106,000 of loans 90 days or more past due and $1,282,000 of nonaccrual loans.



Other Income

        Other income, excluding securities transactions, for the three months ended June 30, 1997 increased $319,000 or 17% compared to the same period in 1996. On a year-to-date basis, other income, excluding securities transactions, increased $829,000 or 23% compared to the six month period in 1996.

        Year-to-date, service charges on deposits increased $464,000 or 23% in 1997 compared to the same period in 1996. The increase was principally due to changes in overdraft service charge methods.
Other operating income increased $259,000 or 45% in first six months of 1997 primarily due to ATM surcharge fees which were established in December, 1996.

        In the 1997 second quarter the Company recognized net securities losses of $18,000 compared to securities gains of $3,000 in the second quarter in 1996. For the six months ended June 30, 1997, securities gains of $100,000 were recognized compared to securities gains of $12,000 in the same period of 1996. In 1997 the Company recognized net gains of $40,000 on the sale of $37 million of fixed-rate and adjustable-rate mortgage pools. The proceeds of these sales were reinvested in longer-term, fixed rate mortgage-backed securities and tax-exempt securities. The balance of securities gains recognized in 1997 reflects a market value adjustment of an investment security classified as trading.

Other Expense

        Other expense in the 1997 second quarter increased $180,000 or 2% compared to the same period in 1996. For the six months ended
June 30, 1997, other expenses increased $590,000 or 4% compared to the same period a year ago. The growth in other expense was primarily attributable to increases in salaries and benefits, occupancy expense and other operating expenses.

        Salaries and employee benefits, the largest component of other expenses, increased $181,000 or 2% for first six months of 1997 compared to the same period a year ago. The increase primarily reflects normal salary increases and higher incentive compensation expense. A reduction in staffing levels from the year ago period partially limited the growth in salaries and employee benefits. At June 30, 1997, the number of full-time equivalent employees totaled 453 compared to 476 at June 30, 1996.

        Occupancy expense for the first six months of 1997 increased $216,000 or 15% compared with the same period in 1996. The increase primarily reflects higher real estate taxes and maintenance and supplies. Other operating expenses increased $268,000 or 10% in 1997 compared with the 1996 six month period.
The increase primarily resulted from increases in FDIC insurance premiums, ATM processing costs, postage expense and professional fees. Partially offsetting the increase in other operating expenses was the reimbursement of $150,000 of legal costs related to litigation settled in 1996.

Income Taxes

        Income tax expense for the six months ended June 30, 1997 increased $639,000 compared to the same period in 1996. The Company's effective tax rate (income tax expense divided by net income before taxes) increased to 31.7% in 1997 compared to 31.3% in the same period a year ago. The increase in income tax expense and the effective tax rate in 1997 was primarily due to an increase in pre-tax earnings.


ANALYSIS OF BALANCE SHEETS

Assets

        Total assets at June 30, 1997 were $1.274 billion, an increase of $45 million compared to December 31, 1996. Changes in total assets since December 31, 1996 primarily reflect an increase of $46 million in net loans and a decrease of $6 million in securities.
In the first half of 1997 the Company continued to experience increased loan demand in most loan categories as market interest rates remained generally stable. During the six month period, residential real estate loans increased $21 million, commercial and industrial loans increased $23 million and home equity loans increased $7 million.

Liabilities

        The Company's funding sources, consisting of deposits and short-term borrowings, increased $45 million since December 31, 1996. Changes in funding sources since year-end primarily reflect increases of $36 million in NOW and money market accounts, $24 million in time deposits and $8 million in securities sold under agreements to repurchase. Partially offsetting the growth in these categories were decreases of $8 million in demand deposits, $10 million in savings deposits and $5 million in federal funds purchased. The growth in NOW and money market accounts was primarily due to the promotion of the Company's Premier money market account in the 1997 second quarter. The increase in time deposits primarily resulted from premium-rate certificate of deposit promotions offered in the first half of 1997.


Capital

        At June 30, 1997 total shareholders' equity increased to $111.6 million, up $5.9 million from December 31, 1996. The growth in equity reflects the retention of current year earnings, less dividends paid and the cost of treasury stock purchased, plus the proceeds from the exercise of stock options. The change in equity also reflects a $345,000 increase in the market value of securities available-for-sale.

        The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by banking regulators.
The capital ratios of the Company and Heritage Bank at June 30, 1997 and the minimum capital ratios for "well capitalized" financial institutions are as follows:

                                 Minimum
                                    Well
                             Capitalized     Company      Heritage
                                   Ratio   Consolidated   Bank
                                 -------      -------      -------
Tier I capital to average assets >5.00%        7.47%        7.27%

Tier I capital to risk weighted
                         assets  >6.00%       13.05%       12.65%

Total capital to risk weighted
                        assets   >10.00%      14.30%       13.91%

        On May 14, 1997 the Board of Directors of Heritage Financial Services, Inc. declared a threefortwo stock split, payable June 13, 1997, to shareholders of record at the close of business on May 27, 1997. The Board of Directors also voted to eliminate the par value of common shares. As a result of the stock split, shareholders of record as of May 27, 1997, received one additional common share for every two shares owned. Shareholders entitled to fractional shares received cash in lieu of fractional shares. Per share information included in the financial statements has been adjusted to reflect the split.

        In June, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. In May, 1997, the Board of Directors authorized the repurchase of an additional 68,850 shares as a result of the Company's 1997 three-for-two stock split. The shares may be repurchased from time to time in the open market or in private transactions. During the six month period ended June 30, 1997, 150,002 common shares were repurchased at a cost of $2,348,000 and 211,539 treasury shares were reissued upon the exercise of stock options. Presently the Company has no other commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund commitments that may arise in the future.

Liquidity

        Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Liquidity of Heritage Bank is primarily maintained by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities.

        The Bank's immediate liquidity needs have historically been met by federal funds sold and cash flows from securities. At quarter-end however, the Bank purchased $8 million of federal funds to meet temporary funding needs. For the three and twelve months ended June 30, 1997, the aggregate principal payments received on mortgage-backed and asset-backed securities totaled approximately $14 million and $64 million, respectively. At June 30, 1997, the Bank has $17 million of securities having contractual maturities of one year or less and expects to receive approximately $56 million of payments on mortgage-backed and asset-backed securities over the next twelve months. The cash flow projections for mortgage-backed and asset-backed securities are based on consensus prepayment estimates of securities brokers. In addition to cash flows from securities, the Bank may borrow up to $55 million under informal federal funds lines with correspondent banks. Other sources of potential liquidity include the sale of securities classified as available-for-sale and advances under a $143 million credit facility with the Federal Home Loan Bank.

        For the parent company, Heritage Financial Services, Inc.("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank. Regulatory authorities limit the amount of dividends which can be paid by Heritage Bank without prior approval from such authorities. At June 30, 1997, the amount of undistributed earnings of Heritage Bank available for the payment of dividends within such limitations is sufficient to fund the anticipated cash requirements of HFS.




Exhibit 4

CERTIFICATE OF STOCK (front)


COMMON SHARES                  LOGO                 COMMON SHARES

NUMBER                                              SHARES


                     Heritage Financial Services
                                       See reverse for certain definitions
INCORPORATED UNDER THE LAWS OF THE STATE OF ILLINOIS


This Certifies that                                       CUSIP 42723H 10 0







is the record holder of


      FULLY PAID AND NONASSESSABLE COMMON SHARES, WITHOUT PAR VALUE, OF
                          Heritage Financial Services, Inc.
transferable on the books of the Corporation in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate is not valid unless countersigned and registered by the Transfer Agent and Registrar.

      WITNESS the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

Dated:

/s/ Ronald P. Groebe            SEAL                    /s/ Frederick J. Sampias
    Secretary                                            President


Countersigned and Registered:
HARRIS TRUST AND SAVINGS BANK
                              Transfer Agent and Registrar
By

                              Authorized Signature


CERTIFICATE OF STOCK (back)

        The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

        TEN COM  as tenants in common        UNIF GIFT MIN ACT ___Custodian__
        TEN ENT  as tenants by the entireties         (Cust)      (Minor)
        JT TEN   as joint tenants with right of       under Uniform Gifts
                 survivorship and not as tenants               to
                 in common                               Minors Act_________
                                                                  (State)


Additional abbreviations may also be used though not in the above list.

        For Value Received,_________ hereby sell, assign and transfer unto PLEASE INSERT SOCIAL SECURITY OR OTHER
IDENTIFYING NUMBER OF ASSIGNEE
______________________________________


______________________________________________________________________________
(Please print or typewrite name and address, including zip code, of assignee)
______________________________________________________________________________

______________________________________________________________________________

__________________________________________________________________________Shar
es of the common shares represented by the within Certificate, and do hereby irrevocably constitute and

appoint______________________________________Attorney to transfer the said shares on the books of the within named Corporation with full power of substitution in the premises.

Dated_____________________________________



__________________________________________________________
                 NOTICE: The signature to this assignment must correspond
                         with the name as written upon the face of the certificate in every particular, without alteration or enlargement or any change whatever.


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

a) Heritage Financial Services, Inc. held its annual shareholder meeting on April 22, 1997.

(b) At the annual meeting the shareholders elected three Class I directors as follows: elected Ronald P. Groebe with 6,668,194 votes FOR (and 46,545 withheld); elected John L. Sterling with 6,670,394 votes FOR (and 44,345 withheld);
           and elected Chester Stranczek with 6,491,399 votes FOR
          (and 223,340 withheld).

Item 5.  Other Information.

    Effective May 14, 1997, the registrant amended its Articles of Incorporation to eliminate the par value of all Common Shares of the registrant without any change in the paid-in capital of the registrant. As part of the amendment, each issued Common Share, par value $.625 per share, was converted into one Common Share, without par value, of the registrant. A specimen of the resulting Certificate for Common Shares, without par value, is attached to this Report on Form 10-Q as Exhibit 4.

    On May 13, 1997, the registrant declared a three-for-two stock split payable June 13, 1997 to shareholders of record at the close of business on May 27, 1997. As a result, effective June 13, 1997, the number of outstanding Common Shares, without par value, of the registrant was increased from 8,040,571 to 12,060,813. No fractional shares were issued but were instead paid in cash.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 4 - Specimen Common Share Certificate (included at page 17).

(b) Exhibit 11 - Statement Re Computation of Per Share Earnings
                (included at page 19).

(c) There were no reports on Form 8-K filed by the registrant during the quarter ending June 30, 1997.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          HERITAGE FINANCIAL SERVICES, INC.
                                           (Registrant)


Date:  August 12, 1997         /s/Frederick J. Sampias
                                  Frederick J. Sampias
                                  President
                                  (Duly Authorized Officer)



Date:  August 12, 1997         /s/Paul A. Eckroth
                                  Paul A. Eckroth
                                  Executive Vice President and Treasurer
                                  (Principal Financial and Chief Accounting
                                   Officer)


Exhibit 11 - Statement Re: Computation of Per Share Earnings

        The calculation of the Registrant's primary and fully diluted earnings per share required by Item 601(b)(11) of Regulation S K is presented below (dollars in thousands, except per share data):

                                     Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                     ----------------        ----------------
                                       1997      1996         1997     1996
                                     -------   -------       ------   -----
Primary
   Net income                        $4,252    $3,769        $8,583  $7,246
                                     ======    ======        ======  ======

   Average common shares outstanding 12,080    11,946        12,084  11,940
   Common stock equivalents - net
   effect of the assumed exercise of
   stock options -- based on the
   treasury stock method using average
   market price                         388       589           390     571
                                    -------   -------        ------   -----
   Average primary shares
                outstanding          12,468    12,535        12,474  12,511
                                    =======    ======        ======  ======

        Primary earnings per share    $0.34     $0.30          $.69    $.58
                                     ======    ======        ======  ======


Fully Diluted
   Net income                        $4,252    $3,769        $8,583  $7,246


   Average common shares outstanding 12,080    11,946        12,084  11,940
   Common stock equivalents - net
   effect of the assumed exercise of
   stock options -- based on the
   treasury stock method using average
   market price or year-end market price,
   whichever was higher                 423       617           437     617
                                    -------   -------        ------- -------
   Average fully diluted shares
                 outstanding         12,503    12,563        12,521  12,557
                                     ======    ======        ======  ======

   Fully diluted earnings per share   $0.34     $0.30          $.69   $.58
                                      ======    ======       ======  ======

Per share data has been adjusted for a three-for-two stock split paid in June 1997.

