Form 10-Q
period 1997-09-30
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1997-11-14
CIK 355946

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON D.C. 20549

                    FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the
         Securities Exchange Act of 1934


For the quarterly period ended September 30, 1997
       Commission File Number 0-15059

        HERITAGE FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)


                    Illinois                       36-3139645
    (State or other jurisdiction of               (I.R.S. employer
      incorporation or organization)               identification No.)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

        Class                           Outstanding at November 10, 1997

 Common Shares, no par value                         12,005,813




PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                            September 30  December 31
                                                    1997         1996
                                            ------------  -----------
ASSETS
Cash and due from banks                          $36,524     $43,830
Federal funds sold and interest-bearing deposits     -           -
                                                 -------     -------
  Total cash and cash equivalents                 36,524      43,830

Securities:
  Held-to-maturity  (market value: $121,450 in
    1997 and $117,046 in 1996)                   118,654     115,913
  Available-for-sale, at market                  395,613     392,754
  Trading, at market                                 350         262
                                                 -------     -------
     Total securities                            514,617     508,929

Loans, net of unearned income                    697,395     639,004
  Less: allowance for loan losses                 (9,761)     (9,407)
                                                 -------     -------
     Net loans                                   687,634     629,597

Premises and equipment                            19,567      18,786
Goodwill and core deposit intangibles             16,695      18,196
Other assets                                       9,666       9,682
                                                 -------     -------
     TOTAL ASSETS                             $1,284,703  $1,229,020


LIABILITIES
Demand deposits                                  170,063     185,705
NOW and money market accounts                    231,958     190,955
Savings deposits                                 191,774     203,483
Time deposits                                    512,660     473,160
                                                 -------     -------
     Total deposits                           $1,106,455  $1,053,303
Federal funds purchased                              -        13,000
Securities sold under agreements to repurchase    52,641      40,706
Notes payable                                        -         7,000
Other liabilities                                  9,579       9,324
                                                 -------     -------
     TOTAL LIABILITIES                        $1,168,675  $1,123,333
                                                 -------     -------

SHAREHOLDERS' EQUITY
Preferred shares - no par value; shares authorized:  -          -
   12,000,000;  shares issued: none
Common shares - no par value in 1997, $.625
   par value in 1996; shares authorized:
   16,000,000; shares issued: 12,128,313
   in 1997 and 11,946,464 in 1996                    -         4,979
Surplus                                           23,564      17,634
Retained earnings                                 90,613      83,374
Net unrealized gains (losses) on securities,
   net of tax                                      3,963       1,525
Treasury stock, at cost  (117,500 shares in 1997
 and 129,038 shares in 1996)                      (2,112)     (1,825)
                                                 -------     -------
    TOTAL SHAREHOLDERS' EQUITY                   116,028     105,687
                                                 -------     -------
    TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY $1,284,703  $1,229,020
                                                 =======     =======

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share data)
(unaudited)
                                             Nine Months Ended
                                             September 30,
                                             -----------------
                                               1997        1996
                                             -------     -------
INTEREST INCOME
   Loans, including fees                     $42,841     $39,437
   Securities:
      Taxable                                 18,905      17,648
      Exempt from federal income taxes         5,735       4,617
   Federal funds sold and interest-bearing
   deposits                                      211         581
                                             -------     -------
      TOTAL INTEREST INCOME                   67,692      62,283
                                             -------     -------
INTEREST EXPENSE
   Deposits                                   29,901      26,891
   Short-term borrowings                       1,451       1,302
   Notes payable                                 141         482
                                             -------     -------
      TOTAL INTEREST EXPENSE                  31,493      28,675
                                             -------     -------
      NET INTEREST INCOME                     36,199      33,608
Provision for loan losses                        450         300
                                             -------     -------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES               35,749      33,308
                                             -------     -------
OTHER INCOME
   Service charges on deposit accounts         3,846       3,281
   Income for trust services                     626         592
   Investment product fees                       960         890
   Other operating income                      1,295         856
   Securities gains                              150          88
                                             -------     -------
      TOTAL OTHER INCOME                       6,877       5,707
                                             -------     -------
OTHER EXPENSE
   Salaries and employee benefits             12,820      12,577
   Net occupancy expense                       2,418       2,327
   Equipment expense                           1,284       1,259
   Data processing expense                       896         838
   Amortization of intangible assets           1,501       1,668
   Other operating expenses                    4,585       4,145
                                             -------     -------
      TOTAL OTHER EXPENSE                     23,504      22,814
                                             -------     -------
      INCOME BEFORE INCOME TAXES              19,122      16,201
Income tax expense                             6,041       5,098
                                             -------     -------
      NET INCOME                             $13,081     $11,103
                                             =======     =======
NET INCOME PER COMMON SHARE
   Primary                                     $1.05        $.89
   Fully diluted                               $1.05        $.89

Weighted average common and common equivalent
    shares outstanding:
   Primary                                12,464,272  12,501,120
   Fully diluted                          12,492,407  12,522,639

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share data)
(unaudited)
                                             Three Months Ended
                                             September 30,
                                             ------------------
                                               1997        1996
                                             -------     -------
INTEREST INCOME
   Loans, including fees                     $14,721     $13,243
   Securities:
      Taxable                                  6,179       6,111
      Exempt from federal income taxes         2,049       1,594
   Federal funds sold and interest-bearing
   deposits                                      127         231
                                             -------     -------
      TOTAL INTEREST INCOME                   23,076      21,179
                                             -------     -------
INTEREST EXPENSE
   Deposits                                   10,429       9,248
   Short-term borrowings                         481         402
   Notes payable                                   7         158
                                             -------     -------
      TOTAL INTEREST EXPENSE                  10,917       9,808
                                             -------     -------
      NET INTEREST INCOME                     12,159      11,371
Provision for loan losses                        150         100
                                             -------     -------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES               12,009      11,271
                                             -------     -------
OTHER INCOME
   Service charges on deposit accounts         1,350       1,249
   Income for trust services                     216         199
   Investment product fees                       260         279
   Other operating income                        466         286
   Securities gains                               50          76
                                             -------     -------
      TOTAL OTHER INCOME                       2,342       2,089
                                             -------     -------
OTHER EXPENSE
   Salaries and employee benefits              4,204       4,142
   Net occupancy expense                         750         875
   Equipment expense                             464         441
   Data processing expense                       301         257
   Amortization of intangible assets             505         581
   Other operating expenses                    1,575       1,403
                                             -------     -------
      TOTAL OTHER EXPENSE                      7,799       7,699
                                             -------     -------
      INCOME BEFORE INCOME TAXES               6,552       5,661
Income tax expense                             2,054       1,804
                                             -------     -------
      NET INCOME                              $4,498      $3,857
                                             =======     =======

NET INCOME PER COMMON SHARE
   Primary                                      $.36        $.31
   Fully diluted                                $.36        $.31

Weighted average common and common equivalent
    shares outstanding:
   Primary                                12,444,821  12,481,709
   Fully diluted                          12,448,358  12,481,709

See accompanying notes to consolidated financial statements.




HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                              Nine Months Ended
                                              September 30,
                                              -------------
                                               1997      1996
                                              -----     -----
OPERATING ACTIVITIES
  Net income                                 $13,081   $11,103
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Discount accretion on securities          (1,423)   (1,070)
    Deferred loan fee accretion                 (292)     (357)
    Provision for loan losses                    450       300
    Securities gains                            (150)      (88)
    Depreciation and amortization              1,391     1,294
    Deferred income taxes                       (391)     (491)
    Net amortization of purchase accounting
    adjustments                                1,829     2,063
    Increase in accrued interest income       (1,181)   (1,502)
    Increase in accrued interest expense         (81)      101
    Other, net                                   435       430
                                              ------    ------
       NET CASH PROVIDED BY OPERATING
       ACTIVITIES                             13,668    11,783
                                              ------    ------
INVESTING ACTIVITIES
  Securities held-to-maturity:
    Proceeds from maturities, repayments
    and calls                                  4,614     3,053
    Purchases                                 (6,782)  (21,000)
  Securities available-for-sale:
    Proceeds from maturities, repayments
    and calls                                 49,559    69,668
    Proceeds from sales                       57,490    14,773
    Purchases                               (104,986)  (99,582)
  Purchase of trading security                -           (250)
  Net increase in loans                      (59,100)  (25,376)
  Purchases of premises and equipment         (2,251)   (1,910)
  Proceeds from sales of other real estate
  owned                                          695       905
  Purchase price of acquired bank net of cash
  and cash equivalents                        -         (7,798)
                                              ------    ------
       NET CASH USED IN INVESTING ACTIVITIES (60,761)  (67,517)
                                              ------    ------
FINANCING ACTIVITIES
  Net increase in deposits                    53,217    38,864
  Decrease in federal funds purchased        (13,000)   16,500
  Net increase (decrease) in securities sold
  under agreements to repurchase              11,935    (1,061)
  Proceeds from notes payable                 -         14,000
  Principal payments on notes payable         (7,000)   (5,000)
  Proceeds from stock option exercises           376       148
  Dividends paid                              (3,629)   (3,110)
  Purchases of common stock                   (2,112)   (1,470)
                                              ------    ------
       NET CASH PROVIDED FROM FINANCING
       ACTIVITIES                             39,787    58,871
                                              ------    ------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  (7,306)    3,137

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                       43,830    49,879
                                              ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $36,524   $53,016
                                              ======    ======
SUPPLEMENTAL DISCLOSURES:
  Interest paid                              $31,639   $28,656
  Income taxes paid                            6,215     4,935

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

EARNINGS PER SHARE

     Primary and fully diluted earnings per common share for the three and nine months ended September 30, 1997 and 1996 are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares, assumed to be issued under the Company's stock option plan. Common share equivalents attributable to stock options are computed based on the treasury stock method. Average common and common equivalent shares have been adjusted to reflect the Company's 1997 three-for-two stock split.

NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities". SFAS 125 sets forth accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In December, 1996, the Financial Accounting Standards Board ("FASB") issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125". SFAS 127 defers the effective date of certain provisions of SFAS 125 for one year. The adoption of SFAS 125 did not have a material effect on the Company's financial condition or results of operations.

     In February, 1997, the FASB issued SFAS 128, "Earnings Per Share", which becomes effective for the 1997 Annual Report to Shareholders.
Early application of the new standard is not permitted, however, restatement of all prior period information is required. The new standard replaces primary earnings per share ("EPS") with earnings per common share ("basic EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. The standard also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that is now required.


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     If SFAS 128 was adopted in 1997, basic EPS for the third quarter would have been $.37 and EPS assuming dilution would have been $.36. Year-to-date, basic EPS for the first nine months of 1997 would have been $1.08 and EPS assuming dilution would have been $1.05. Similarly, basic EPS for the 1996 third quarter would have been $.32 and EPS assuming dilution would have been $.31. Year-to-date, basic EPS for the first nine months of 1996 would have been $.93 and EPS assuming dilution would have been $.89.

LOANS

     The following table summarizes loan balances by category (in thousands):

                           September 30 December 31
                            1997          1996
                         ---------     ---------
Commercial and industrial  $166,601      $143,811
Commercial real estate      143,472       148,798
Construction                 16,118        13,515
Residential real estate     268,936       239,380
Home equity                  95,526        85,113
Other consumer                8,047        10,192
                         ---------     ---------
  Gross loans               698,700       640,809
Less: unearned income        (1,305)       (1,805)
                         ---------      ---------
  Total                    $697,395      $639,004
                         =========      =========


COMMON SHARES

     On May 14, 1997, the Board of Directors of Heritage Financial Services, Inc. declared a three-for-two stock split, payable June 13, 1997, to shareholders of record at the close of business on May 27, 1997. The Board of Directors also voted to eliminate the par value of common shares. As a result of the stock split, shareholders of record as of May 27, 1997, received one additional common share for every two shares owned. Shareholders entitled to fractional shares received cash in lieu of fractional shares. Per share information included in the consolidated financial statements has been adjusted to reflect the split.

     In June, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. In May, 1997, the Board of Directors authorized the repurchase of an additional 68,850 shares as a result of the Company's 1997 three-for-two stock split. The shares were authorized to be repurchased from time to time in the open market or in private transactions. During the nine month period ended September 30, 1997, on a split adjusted basis, 200,001 common shares were repurchased at a cost of $3,335,031 and 213,452 treasury shares were reissued upon the exercise of stock options. At September 30, 1997, the Company had 156,549 common shares remaining to be repurchased under the stock repurchase program.



HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

STOCK OPTIONS

     A summary of  stock option activity for the nine months ended
September 30, 1997 is presented below (shares in thousands):

                                     Weighted
                             Option   Average
                             Shares     Price
                              ------   ------
Balance, December 31, 1996    1,022    $5.82
  Granted                        -        -
  Exercised                    (389)   $4.11
  Forfeited                      -        -
                              ------   ------
Balance, September 30, 1997     633    $6.87
                              ======   ======

     A summary of  outstanding and exercisable stock options at
September 30, 1997 is presented below (shares in thousands):
                         Outstanding Options       Exercisable Options
                        --------------------      -------------
                              Weighted    Average             Weighted
                       Option  Average  Remaining   Option     Average
                       Shares    Price       Life   Shares       Price
Exercise Price Ranges  -----     -----    -------   -----       -----
  $4.73 - $7.08           448   $5.59     2.8 yrs     448       $5.59
  $9.00 - $11.00          185   $9.97     5.8 yrs     158       $9.81
                        -----                       -----
    Total                 633                         606
                        =====                        =====


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following represents management's analysis of the Company's results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its consolidated financial condition at September 30, 1997 as compared to December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     On February 2, 1996, the Company acquired all of the common shares of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lockport have been included in the consolidated statement of income from the date of acquisition.

ANALYSIS OF INCOME STATEMENTS

SUMMARY OF OPERATIONS

     Net income in the third quarter of 1997 increased to $4,498,000, up 17% from $3,857,000 earned in the same quarter of 1996. On a fully diluted basis, earnings per share for the quarterly period increased to 36 cents per share, up 16% compared to 31 cents per share earned in the third quarter of 1996. For the nine months ended September 30, 1997, net income was $13,081,000, up 18% compared to $11,103,000 in the same period of 1996. Earnings per share for the nine month period were $1.05, up 18% compared to 89 cents in the 1996 period.

     Higher earnings in the three and nine month periods were principally due to increases in net interest income and other operating income. Growth in year-to-date earnings was also positively affected by a pre-tax recovery of $160,000 of interest income on a nonaccrual loan and the reimbursement of $150,000 of legal costs related to litigation settled in 1996. These adjustments were recognized in the 1997 first quarter. The Company also recognized net securities gains of $150,000 in the first nine months of 1997.

NET INTEREST INCOME

     The following table sets forth the average balances, tax equivalent yields and effective rates for the major categories of earning asset and interest-bearing liabilities for the three and nine months ended
September 30, 1997 and 1996 (in thousands):

                           Three Months Ended September 30,
                           --------------------------------
                                 1997                   1996
                           ----------              ---------
                             Average                Average
                             Balance    Rate        Balance    Rate
                           ----------   ----       ---------   ----
Loans                        $687,282     8.54%     $620,881     8.54%
Securities                    504,871     7.33       484,171     7.04
Short-term investments          9,292     5.38        17,717     5.19
                           ----------     ----    ----------     ----
 Total earning assets      $1,201,445     8.01%   $1,122,769     7.84%
                           ==========     ----    ==========     -----

Time deposits                $498,958     5.56%     $459,609     5.42%
NOW and money market
  accounts                    233,191     3.53       190,644     3.17
Savings deposits              195,125     2.78       211,634     2.76
Short-term borrowings          53,378     3.58        48,651     3.30
Notes payable                     407     6.82         9,439     6.66
                           ----------     ----     ---------     ----
 Total interest-bearing
  liabilities                $981,059     4.41%     $919,977     4.24%
                           ==========     ----     =========     ----
Net interest spread                       3.60%                  3.60%
Impact of non-interest bearing funds      0.81%                  0.76%
                                          ----                   ----
Net yield on interest earning assets      4.41%                  4.36%
                                          ====                   ====

                           Nine Months Ended September 30,
                           -------------------------------
                                 1997                   1996
                           ----------               --------
                             Average                Average
                             Balance    Rate        Balance    Rate
                             -------    ----        -------    ----
Loans                        $668,228     8.62%     $611,550     8.67%
Securities                    504,037     7.36       468,725     7.05
Short-term investments          5,251     5.37        14,855     5.23
                           ----------     ----    ----------     ----
 Total earning assets      $1,177,516     8.06%   $1,095,130     7.93%
                           ==========     ----    ==========     ----
Time deposits                $490,211     5.51%     $436,107     5.47%
NOW and money market
 accounts                     217,741     3.43       190,626     3.19
Savings deposits              198,698     2.76       215,046     2.79
Short-term borrowings          52,886     3.67        49,070     3.55
Notes payable                   2,868     6.57         9,932     6.48
                           ----------     ----      --------     ----
 Total interest-bearing
   liabilities               $962,404     4.38%     $900,781     4.25%
                           ===========    ----      ========     ----
Net interest spread                       3.68%                  3.68%
Impact of non-interest bearing funds      0.81%                  0.75%
                                          ----                   -----
Net yield on interest earning assets      4.49%                  4.43%
                                          ====                   ====

     On a tax equivalent basis, net interest income for the third quarter of 1997 was $13,344,000, an increase of $1,029,000 or 8%
compared with the 1996 third quarter. For the nine months ended September 30, 1997, net interest income increased $3,174,000 or 9% compared to 1996. The growth in net interest income for the three and nine month periods was primarily due to increases in the volume of average earning assets. The growth in average earning assets primarily resulted from strong internal deposit growth over the past twelve months.

     Average loans for the first nine months of 1997 were $668 million, an increase of $57 million or 9% compared to the same period in 1996. The increase was primarily in commercial and industrial loans and residential real estate loans. Average securities increased $35 million or 8% compared to the 1996 nine month period. The Company continues to purchase fixed-rate intermediate-term mortgage-backed securities and longer-term bank-qualified tax-exempt securities.

     The increase in average earning assets was primarily funded by growth in average time deposits and money market accounts, which increased $54 million and $25 million, respectively, year-over-year. The growth in time deposits primarily resulted from a combination of time deposit promotions and generally higher interest rates offered on time deposits compared to other interest-bearing deposit products. The growth in money market accounts was primarily due to the promotion of the Company's Premier Money Market Account in the 1997 second quarter.

     On a tax equivalent basis, the annualized net interest spread in the third quarter was 3.60%, the same as that earned in the third quarter of 1996. For the first nine months of 1997, the net interest spread was 3.68%, also equaling the net interest spread in the year ago period. On a year-to-date basis, the Company's yield on earning assets and rate paid on interest-bearing liabilities each increased by .13%.
The increase in the yield on earning assets was primarily due to the increase in the yield on securities, reflecting higher rates earned on new purchases and the sale and reinvestment of lower-yielding securities. The increase in the rate paid on interest-bearing liabilities was primarily due to the change in deposit mix, with most growth coming in time deposits and money market accounts.

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

     The changes in the allowance for loan losses for the three and nine months ended September 30, 1997 and 1996 were as follows (in thousands):
                                  Three Months Ended Nine Months Ended
                                     September 30,     September 30,
                                     ------------     -----------
                                    1997     1996     1997    1996
                                    -----   -----    -----   -----
Balance at beginning of period      $9,538 $9,456   $9,407  $8,477
  Allowance of acquired bank           -       -       -     1,179
  Provision for loan losses            150    100      450     300
  Loan charge-offs                      (3)   (95)    (379)   (584)
  Loan recoveries                       76     68      283     157
                                    -----   -----    -----   -----
Balance at end of period            $9,761 $9,529   $9,761  $9,529
                                    ======  =====    =====   =====

Net charge-offs to average loans       (04)%  .02%     .02%    .09%
Allowance for loan losses to loans    1.40%  1.51%    1.40%   1.51%
Allowance for loan losses to
  nonperforming loans                  362%   241%     362%    241%


     Higher provisions for loan losses were recorded for the three and nine month periods of 1997 primarily due to the growth in the Company's loan portfolio. The provisions were also influenced by the improvement in asset quality since year-end 1996. For further information on the Company's nonperforming loans and impaired loans, see the "Asset Quality" section below.

     The following table sets forth an allocation of the allowance for loan losses and the percent of loans in each category to total loans outstanding for the periods and categories shown (in thousands):
                              September 30, 1997  December 31,1996
                              -----------         -----------
                               Amount  %           Amount  %
                              -------  ---       -------  ---
Commercial and industrial       $2,311  24        $2,157  23
Commercial real estate           4,050  21         4,200  23
Construction                     -       2         -       2
Residential real estate          2,500  38         2,250  37
Home equity and other consumer     900  15           800  15
                              ------------       ------------
  Total                         $9,761  100       $9,407  100
                              =============      ============

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


ASSET QUALITY

NONPERFORMING ASSETS

     The following table sets forth the Company's nonperforming assets and asset quality ratios (in thousands):
                                  September 30,   December 31,
                                    1997            1996
                                  --------        --------
Nonaccrual loans                    $1,671          $3,421
Loans past due 90 days or more       1,026             783
                                  --------        --------
  Total nonperforming loans          2,697           4,204
Other real estate owned                599             618
                                  --------        --------
  Total nonperforming assets        $3,296          $4,822
                                  ========        ========

Restructured loans                    $140           -
                                  ========        ========

Nonperforming loans to loans          0.39%           0.66%
Nonperforming assets to loans plus    0.47%           0.75%


IMPAIRED LOANS

     The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category (in thousands):
                         Amount of Impaired Loans
                         ------------------------
                         No Valuation Valuation           Amount of
                         Allowance    Allowance           Valuation
                         Required      Required    Total  Allowance
                         --------     --------   ------   ------
September 30, 1997
Commercial and industrial    $220         $310      $530      $104
Commercial real estate      1,018          616     1,634        77
Residential real estate       459          608     1,067        74
                         --------     --------    ------    ------
    Total impaired loans   $1,697       $1,534    $3,231      $255
                         ========     ========    ======    ======

December 31, 1996
Commercial and industrial    $137         $646      $783      $275
Commercial real estate        816          955     1,771       200
Residential real estate       812          240     1,052        66
                         --------     --------    ------    ------
    Total impaired loans   $1,765       $1,841    $3,606      $541
                         ========     ========    ======    ======

     The average recorded investment in impaired loans for the nine months ended September 30, 1997 was approximately $2,986,000. Interest income recognized on impaired loans for the first nine months of 1997 totaled $89,000 compared to $223,000 in the same period a year ago. Included in the balance of impaired loans at September 30, 1997, were $442,000 of loans 90 days or more past due and $1,186,000 of nonaccrual loans.

OTHER INCOME

     Other income, excluding securities transactions, for the three months ended September 30, 1997 increased $279,000 or 14% compared to the same period in 1996. On a year-to-date basis, other income, excluding securities transactions, increased $1,108,000 or 20% compared to the nine month period in 1996.

     Year-to-date, service charges on deposits increased $565,000 or 17% in 1997 compared to the same period in 1996. The increase was principally due to changes in overdraft service charge methods. Other operating income increased $439,000 or 51% in the first nine months of 1997 primarily due to ATM surcharge fees which were established in December, 1996.

     In the 1997 third quarter, the Company recognized net securities gains of $50,000 compared to gains of $76,000 in the third quarter in 1996. For the nine months ended September 30, 1997, net securities gains of $150,000 were recognized compared to net securities gains of $88,000 in the same period of 1996. In 1997, the Company recognized net gains of $62,000 on the sale of $58 million of fixed-rate and adjustable-rate securities. The proceeds of these sales were primarily reinvested in longer-term, fixed rate mortgage-backed securities and tax-exempt securities. The balance of net securities gains recognized in 1997 reflected a market value adjustment of an investment security classified as trading.

OTHER EXPENSE

     Other expense in the 1997 third quarter increased $100,000 or 1% compared to the same period in 1996. For the nine months ended September 30, 1997, other expense increased $690,000 or 3% compared to the same period a year ago. The year-to-date growth in other expense was primarily attributable to increases in salaries and benefits and other operating expenses.

     Salaries and employee benefits, the largest component of other expense, increased $243,000 or 2% for the first nine months of 1997 compared to the same period a year ago. The increase primarily reflected normal salary increases and higher incentive compensation expense. A reduction in staffing levels from the year ago period partially limited the growth in salaries and employee benefits. At September 30, 1997, the number of full-time equivalent employees totaled 440 compared to 451 at September 30, 1996.

     Other operating expenses increased $440,000 or 11% in 1997 compared with the 1996 nine month period. The increase primarily resulted from increases in FDIC insurance premiums, ATM processing costs, postage expense, professional fees and advertising and promotional costs. Partially offsetting the increase in other operating expenses was the reimbursement of $150,000 of legal costs related to litigation settled in 1996.

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased PC software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and PC software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted and have responded indicate that their hardware or software is or will be Year 2000 compliant by the end of 1998. The Company's third-party data processor, however, has indicated that the Company will have to convert to new software applications in 1998 to be Year 2000 compliant. In light of this, the Company is currently reviewing other data processing vendor systems and applications and may elect to convert to a new processor if deemed appropriate. The Company is in the preliminary stages of evaluating its data processing options and expects to make a decision sometime prior to the end of the 1998 first quarter. Although final cost estimates have yet to be determined, it is anticipated that data processing expenses will increase in 1998 due to one-time conversion costs. These expenses are not expected to have a material impact on the Company's results of operations.

INCOME TAXES

     Income tax expense for the nine months ended September 30, 1997 increased $943,000 compared to the same period in 1996. The Company's effective tax rate (income tax expense divided by net income before taxes) increased slightly to 31.6% in 1997 compared to 31.5% in the same period a year ago. The increase in income tax expense in 1997 was primarily due to an increase in pre-tax earnings.

     Subsequent to September 30, 1997, the Company received a refund of state income taxes as a result of an amendment to a prior year income tax return. As a result of the refund, the Company has amended other state income tax returns and has paid taxes due with such returns. In the 1997 fourth quarter, the Company will recognize a $379,000 after tax benefit reflecting the net tax refund and interest earned thereon.


ANALYSIS OF BALANCE SHEETS

ASSETS

     Total assets at September 30, 1997 were $1.285 billion, an increase of $56 million compared to December 31, 1996. Changes in total assets since December 31, 1996 primarily reflected increases of $58 million in net loans and $6 million in securities. During 1997, the Company continued to experience increased loan demand in most loan categories as market interest rates remained generally stable. For the nine month period, residential real estate loans increased $30 million, commercial and industrial loans increased $23 million and home equity loans increased $10 million.

LIABILITIES

     The Company's funding sources, consisting of deposits and short-term borrowings, increased $52 million since December 31, 1996. Changes in funding sources since year-end primarily reflect increases of $41 million in NOW and money market accounts, $40 million in time deposits and $12 million in securities sold under agreements to repurchase. Partially offsetting the growth in those categories were decreases of $16 million in demand deposits, $12 million in savings deposits and $13 million in federal funds purchased. The growth in NOW and money market accounts was primarily due to the promotion of the Company's Premier Money Market Account in the 1997 second quarter. The increase in time deposits primarily resulted from a combination of time deposit promotions and generally higher interest rates offered on time deposits compared to other interest-bearing deposit products.

CAPITAL

     At September 30, 1997, total shareholders' equity increased to $116 million, up $10 million from December 31, 1996. The growth in equity reflected the retention of current year earnings, less dividends paid and the cost of treasury stock purchased, plus the proceeds from the exercise of stock options. The change in equity also reflected a $2,438,000 increase in the market value of securities available-for-sale.

     The capital ratios of the Company and Heritage Bank (the "Bank") are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by banking regulators. The capital ratios of the Company and the Bank at September 30, 1997 and the minimum capital ratios for "well capitalized" financial institutions are as follows:

                                        Minimum
                                           Well
                                    Capitalized      Company    Heritage
                                          Ratio  Consolidated       Bank
Tier I capital to average assets       >   5.00%        7.56%      7.15%
                                       -
Tier I capital to risk weighted assets >   6.00%       13.20%     12.89%
                                       -
Total capital to risk weighted assets  >  10.00%       14.45%     14.15%
                                       -

     On May 14, 1997, the Board of Directors of Heritage Financial Services, Inc. declared a three-for-two stock split, payable June 13, 1997, to shareholders of record at the close of business on May 27, 1997. The Board of Directors also voted to eliminate the par value of common shares. As a result of the stock split, shareholders of record as of May 27, 1997, received one additional common share for every two shares owned. Shareholders entitled to fractional shares received cash in lieu of fractional shares. Per share information included in the financial statements has been adjusted to reflect the split.

     In June, 1996, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. In May, 1997, the Board of Directors authorized the repurchase of an additional 68,850 shares as a result of the Company's 1997 three-for-two stock split. The shares were authorized to be repurchased from time to time in the open market or in private transactions. During the nine month period ended September 30, 1997, on a split adjusted basis, 200,001 common shares were repurchased at a cost of $3,335,031 and 213,452 treasury shares were reissued upon the exercise of stock options. At September 30, 1997, the Company had 156,549 common shares remaining to be repurchased under the stock repurchase program.

     Presently the Company has no other commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund commitments that may arise in the future.

LIQUIDITY

     Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. The Bank's immediate liquidity needs have historically been met by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities. In 1997, the Bank's average amount of federal funds sold was $5 million. At quarter-end however, the Bank neither sold nor purchased federal funds. When necessary, the Bank may purchase up to $55 million under informal federal funds lines with correspondent banks. For the three and twelve months ended September
30, 1997, the aggregate principal payments received on mortgage-backed and asset-backed securities totaled approximately $12 million and $59 million, respectively. At September 30, 1997, the Bank had $17 million of securities having contractual maturities of one year or less and expects to receive approximately $54 million of payments on mortgage-backed and asset-backed securities over the next twelve months. The cash flow projections for mortgage-backed and asset-backed securities are based on consensus prepayment estimates of securities brokers.
Other sources of potential liquidity include the sale of securities classified as available-for-sale and advances under a $143 million credit facility with the Federal Home Loan Bank.

     For the parent company, Heritage Financial Services, Inc.("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from the Bank. Regulatory authorities limit the amount of dividends which can be paid by the Bank without prior approval from such authorities. At September 30, 1997, the amount of undistributed earnings of the Bank available for the payment of dividends within such limitations is sufficient to fund the anticipated cash requirements of HFS.


PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 4 - Specimen Common Share Certificate (incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the period ended June 30, 1997).

(b)  Exhibit 11 - Statement Re Computation of Per Share Earnings
(included at page 17).

(c)  Exhibit 27 - Financial Data Schedule.

(d) There were no reports on Form 8-K filed by the registrant during the quarter ending September 30, 1997.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    HERITAGE FINANCIAL SERVICES, INC.
                                     (Registrant)


Date:  November 14, 1997 by   /s/ Frederick J. Sampias
                         Frederick J. Sampias
                         President
                         (Duly Authorized Officer)



Date:  November 14, 1997 by   /s/ Paul A. Eckroth
                         Paul A. Eckroth
                         Executive Vice President and Treasurer
                         (Principal Financial and Chief Accounting
                          Officer)




 Exhibit 11 - Statement Re: Computation of Per Share Earnings


      Presented below is the calculation of the Registrant's primary and fully diluted earnings per share required by Item 601(b)(11) of Regulation S-K (dollars in thousands, except per share data):

                              Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                              ------------------      -----------------
                                 1997      1996          1997     1996
                              -------     ------      -------  -------
Primary

Net income                     $4,498    $3,857       $13,081  $11,103
                               ======    ======       =======  =======
Average common shares
      outstanding              12,032    11,880        12,066   11,920

Common stock equivalents - net effect of the
 assumed exercise of stock options -- based
 on the treasury stock method using average
 market price                     413       602           398      581
                               ------    ------        ------   ------
Average primary shares
      outstanding              12,445    12,482        12,464   12,501
                               ======    ======        ======   ======

Primary earnings per share      $0.36     $0.31         $1.05    $0.89
                               ======     =====        ======   ======


Fully Diluted

Net income                     $4,498    $3,857       $13,081   $11,103
                               ======    ======       =======   =======

Average common shares
 outstanding                   12,032    11,880        12,066    11,920

Common stock equivalents - net effect of the
 assumed exercise of stock options -- based
 on the treasury stock method using average
 market price or year-end market price,
 whichever was higher             416       602           426       603
                               ------    ------        ------    ------
Average fully diluted shares
 outstanding                   12,448    12,482        12,492    12,523
                               ======    ======        ======    ======

Fully diluted earnings
 per share                      $0.36     $0.31         $1.05     $0.89
                               ======    ======        ======    ======

Share data has been adjusted for a three-for-two stock split paid in June, 1997.




