Form 10-K405
period 1997-12-31
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1998-03-02
CIK 355946

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

For the fiscal year ended December 31, 1997       Commission File Number 0-15059

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

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Shares, no par value per share
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

As of February 18, 1998, 12,140,528 common shares, no par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the registrant's common shares on February 18, 1998) held by non-affiliates was approximately $273,400,000. See "Item 5. Market for Registrant's Common Shares and Related Shareholder Matters".

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None

================================================================================

                                                                         Toc.doc

                       HERITAGE FINANCIAL SERVICES, INC.
                          FORM 10-K TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
Part I
Item 1     Business                                                                                       3

Item 2     Properties                                                                                    10

Item 3     Legal Proceedings                                                                             10

Item 4     Submission of Matters to a Vote of Security Holders                                           10


Part II

Item 5     Market for Registrant's Common Shares and Related Shareholder Matters                         11

Item 6     Selected Financial Data                                                                       12

Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations         13

Item 8     Financial Statements and Supplementary Data                                                   30

Item 9     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure          53


Part III

Item 10    Directors and Executive Officers of the Registrant                                            54

Item 11    Executive Compensation                                                                        56

Item 12    Security Ownership of Certain Beneficial Owners and Management                                60

Item 13    Certain Relationships and Related Transactions                                                63


Part IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                               63


Signatures                                                                                               64

           Exhibit Index                                                                                 65


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

     The Company was organized for the purpose of becoming a multi-bank holding company by acquiring and operating Illinois commercial banks. The Company's current subsidiaries are Heritage Bank, First National Bank of Lockport and Heritage Trust Company which operate from seventeen banking offices located in southwest suburban Chicago. See "Subsidiaries" below.

     The Company derives substantially all its income from its principal subsidiary, Heritage Bank. The Company's primary source of cash is dividends from Heritage Bank. The amount of dividends paid by Heritage Bank is determined in relation to its earnings and capital position and the cash requirements of the Company. Also see "Supervision and Regulation-Dividends" below.

     Financial information relating to the Company only is set forth in "Note 15 - Condensed Financial Statements - Parent Company" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

Proposed Merger

     On January 14, 1998, the Company, First Midwest Bancorp, Inc. ("First Midwest") and First Midwest Acquisition Corporation, a wholly owned subsidiary of First Midwest ("Acquisition Corporation"), entered into an Agreement and Plan of Merger ("Merger Agreement") whereby the Company will be merged with and into Acquisition Corporation (the "Merger"). Pursuant to the Merger Agreement, the transaction will be structured as a tax-free exchange and accounted for as a pooling-of-interests. Each of the Company's outstanding common shares will be converted into 0.7695 shares of First Midwest common stock. The Merger is conditioned upon, among other things, approval by the shareholders of both the Company and First Midwest and receipt of customary regulatory approvals. The Merger Agreement has been approved by the boards of directors of both companies. It is anticipated that the acquisition will be consummated late in the second quarter of 1998. Incident to the entry into the Merger Agreement, the Company and First Midwest executed a Stock Option Agreement (the "Option Agreement") pursuant to which the Company granted First Midwest an option to acquire up to 2,400,000 common shares (representing 19.9% of the Company's then outstanding common shares) at a price of $21.25 per share, subject to certain terms and conditions set forth in the Option Agreement. Copies of the Merger Agreement and Option Agreement have been filed as exhibits to the Company's Current Report on Form 8-K filed January 27, 1998.

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

     On February 2, 1996, the Company acquired all of the issued and outstanding common stock of the First National Bank of Lockport ("Lockport"), Lockport, Illinois, for $16.8 million in cash. At the date of acquisition Lockport had total assets of $104 million. In April, 1996, the banking assets and liabilities of Lockport were transferred to Heritage Bank under a purchase and assumption transaction, and its banking office is operated as a branch. Lockport continues to operate as a national bank limited to trust and insurance agency operations. In 1996 Lockport was authorized by bank and insurance regulators to act as an insurance agent or broker. In 1997 Lockport, now headquartered in Monee, Illinois, began to offer insurance products through its Heritage Insurance Services division.

     The Company also owns and operates Heritage Trust Company, an Illinois trust company located in Tinley Park, Illinois.

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

     The Bank also offers electronic banking services to commercial and retail customers. The Bank's Business Express software allows commercial and municipal customers to access accounts and initiate a number of transactions via on-line personal computers. Heritage's Phone Banker is an automated telephone system which provides customers access to account balance and transaction information and interest rates on most retail loan and deposit products and has an automated loan application feature which allows customers to apply for a number of retail loan products.

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

Lending

     The Bank concentrates its lending activities in the following areas: commercial and industrial loans, commercial real estate loans, residential real estate loans and home equity loans and lines of credit. It maintains comprehensive underwriting and credit policies which cover all aspects of commercial and retail lending. The Bank conducts substantially all of its lending activities in the southwest suburbs of Chicago and, to a lesser extent the Chicago metropolitan area.

     For over 25 years, the Bank's primary organizational emphasis has been commercial lending. At December 31, 1997, approximately 47% of the Bank's loan portfolio was comprised of commercial and industrial loans, commercial real estate loans and construction loans. Commercial loans are provided on either a secured or unsecured basis to corporations, partnerships and individuals for working capital, business acquisitions, equipment purchases, plant expansion and commercial/industrial real estate financing. The Bank's lending limit to a single borrower exceeds $10 million, sufficient to satisfy the credit needs of most of the businesses located in its market area.

     A majority of the commercial portfolio represents loans to small and mid-sized companies in businesses such as light manufacturing, wholesale, distribution and other service industries. The Company believes the commercial loan portfolio is well diversified by industry. The Bank has no energy or agricultural loans, loans to foreign countries or loans which would be classified as highly leveraged transactions.

     In recent years the Bank has expanded its marketing and origination activities for retail loans to supplement the growth of the loan portfolio, attract new retail customers and increase the number of relationships with existing customers. At December 31, 1997, residential real estate loans and home equity loans comprised 52% of the loan portfolio. Residential real estate loans represent single-family, first mortgages secured by properties primarily located in southwest suburban Chicago. Home equity loans represent second mortgages secured by residential real estate properties located in Cook County and the adjacent collar counties. In addition to originating residential loans for its portfolio, the Bank originates home loans for sale to secondary market investors.

Market Information and Community Banking

     The Company's primary market area is southwest suburban Cook County, and to a lesser extent adjacent Will County and DuPage County. For many years there has been significant economic and population growth in the outlying areas of southwest Cook County and DuPage County and in many parts of Will County. The market for banking and financial services may be characterized as competitive due to the number of financial institutions located in the area.

     The Company's banking offices are located in rapidly growing residential areas as well as in stable neighborhoods of established suburbs. The general profile of retail banking customers consists of blue and white collar workers with excellent savings habits. A combination of retail, commercial and municipal customers provides the Company with stable sources of core deposits to fund its loans and investments.

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

     As an additional means of entering new markets or increasing market share, the Company has also grown through the development or acquisition of strategically positioned branches. In 1989 two branch offices were opened in Cook County and one branch was opened in adjacent Will County. In 1992 the Bank purchased the branch facility and deposits of First Chicago Bank for Savings, located in Will County. In 1995 a branch office was opened in Monee, located in Will County. In 1997 the Bank opened a branch office in Joliet, located in Will County, and a branch office in Darien, located in southeast DuPage County. The Company plans to open at least one branch office in Will County in 1998. Management believes that branch expansion has and will continue to strengthen its current market position and will enhance the future growth of loans and retail core deposits.

Competition

     The Company encounters significant competition in all of its activities. It competes for commercial and individual deposits, loans, trust business and other financial services with local and regional banks, thrifts, mortgage banking companies, finance companies, credit unions and a number of large national companies including manufacturers, insurance companies and brokerage firms. The Company faces additional competition in attracting deposits from money market funds, mutual funds and other investment funds. Many of the Company's competitors are generally much larger and have greater access to capital and other resources. Some of the financial institutions and financial services companies with which the Company competes are not subject to the same degree of regulation as that imposed on bank holding companies, and federally insured, state-chartered banks and national banks. As a result, such nonbank competitors have advantages over the Company in providing certain services.

     The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce their costs. The Company is committed to addressing the needs of its customers by implementing technology that is cost-effective in delivering its products and services. However, many of the Company's competitors have substantial resources to invest in technological improvements, and therefore, may have an advantage in offering and marketing such products and services.

     To compete in the banking and financial services industry, the Company is committed to delivering high quality financial products in a professional manner at a competitive price. The Company believes that competition for its products and services is based principally on location, convenience, service and price. The price factors primarily relate to interest rates and fees charged on loans, interest rates paid on deposits and service charges on deposits. While the pricing of products and services is an important element in competing for customers, the Company also believes that the delivery of quality service, as well as convenience will continue to be at least as important in retaining and expanding its customer base. See "Description of Business-Market Information and Community Banking" above.

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

     The federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of and collateral for loans, the establishment of branches and mergers and acquisitions. The system of supervision and regulation applicable to the Company and its subsidiaries is intended to protect the deposit insurance system, the Bank's depositors and the public, rather than the Company's shareholders.

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

Deposit Insurance

     As an FDIC insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has adopted a risk-based insurance premium system under which each insured depository institution is placed into one of nine risk categories and assessed insurance premiums based on its level of capital and supervisory evaluation. Financial institutions classified as "well-capitalized" (as defined by the FDIC) pay the lowest premium, while institutions that are less than adequately capitalized pay the highest premium. On a semi-annual basis, the FDIC assigns a risk classification and assessment rate for all institutions.

     In 1996 and 1997, the Bank's assessment rate for each semi-annual period was zero. As of December 31, 1997, the FDIC continued to categorize the Bank as a "well capitalized" institution and assigned a zero assessment rate for the semi-annual period ending June 30, 1998. There are no assurances, however, that future assessment rates will remain at that level. See "Supervision and Regulation - Capital Adequacy" below.

     Under federal law, FDIC insured institutions are responsible for servicing a portion of interest on Financing Corporation ("FICO") bonds that were issued by the government to pay for the thrift cleanup in the late 1980's. Until January 1, 2000, FICO assessments made against members of the FDIC's Bank Insurance Fund ("BIF") may not exceed 20% of the amount of FICO assessments against members of the FDIC's Savings Association Insurance Fund ("SAIF"). In 1997, the Company began paying FICO assessments at the rate of .013% of BIF deposits. For the semi-annual period ending June 30, 1998, the Bank's FICO assessment rate remained the same.

Capital Adequacy

     The Federal Reserve and the FDIC have adopted risk-based capital guidelines and ratio requirements for bank holding companies and state-chartered nonmember banks, respectively. The risk-based capital guidelines are intended to provide a fair and consistent framework for comparing capital positions of all banking institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). If the capital of a bank holding company falls below minimum guidelines, it may, among other things, be denied the approval to acquire or establish additional banks or non-bank businesses. The failure of a bank to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that may have a direct material effect on a bank's financial statements.

     At December 31, 1997, the capital ratios of the Company and the Bank exceeded the thresholds required to meet the "well capitalized" capital category. For additional information on the capital requirements and ratios of the Company and the Bank, see "Note 16 - Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

     The quantitative capital measures established by the FDIC and the Federal Reserve Board are minimum requirements and higher capital levels may be required if warranted by the particular circumstances or risk profiles of particular organizations. For example, the regulations of the FDIC and the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk, or risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Dividends

     The Company has paid a cash dividend every quarter since it became a bank holding company in 1982. The Company's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends quarterly. The dividend policy of the Company is designed to balance the shareholder interest in current return with the need to retain adequate capital to support future asset growth. While the Company anticipates paying quarterly cash dividends in the future, the timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company as well as general economic conditions and other relevant factors affecting the Company. The ability of the Company to pay dividends is dependent upon its receipt of dividends from the Bank. Regulatory authorities limit the amount of dividends which can be paid by the Bank without prior approval from such regulatory authorities. At December 31, 1997, the amount of undistributed earnings of the Bank available for payment of dividends within such limitations is more than adequate to fund dividends paid by the Company. For further information on the Bank's capital and dividend restrictions, see "Note 16 - Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

Acquisitions and Expansion

     The Bank Holding Company Act requires the Company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or bank holding company or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company (unless the Company already owns a majority of the voting shares of such bank or bank holding company). In its approval process, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience and increased competition, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board also gives consideration to the Bank's compliance with the Community Reinvestment Act, including the rating assigned by the FDIC. The Community Reinvestment Act obligates each financial institution to address the credit needs of its entire community, including low- and moderate-income areas. See "Supervision and Regulation - Community Reinvestment" below.

     The Bank Holding Company Act also prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The Company, however, may engage in, and may own shares of companies engaged in, certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The non-banking activities currently permitted for bank holding companies include, among other things, mortgage, consumer and commercial finance activities, equipment leasing and the operation of a thrift. The Bank Holding Company Act, as implemented by Federal Reserve Board regulations, generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     For many years, banks in Illinois were restricted as to the number and geographic location of branches which they could establish. In June, 1993, Illinois law was amended to eliminate all branching restrictions. Accordingly, banks located in Illinois are permitted to establish branches anywhere in Illinois without regard to the location of other banks' main offices or the number of branches previously established. See "Description of Business - Acquisitions and Expansion" above.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBA") was signed into law. In general, IBBA permits bank holding companies that are adequately capitalized and adequately managed to acquire banks located in any other state after September 29, 1995, subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates. IBBA also allows interstate branching and merging of existing banks beginning June 1, 1997. States may elect to prohibit interstate branching and merger transactions if they enact legislation after September 29, 1994, and before June 1, 1997. This state "opt out" provision does not apply to bank holding company acquisitions. Effective June 1, 1997 the State of Illinois enacted legislation permitting interstate mergers subject to certain conditions, including a prohibition against such mergers if the Illinois bank involved has not been in existence and operation for at least five years.

Community Reinvestment

     On April 19, 1995, federal banking agencies adopted a new rule amending the Community Reinvestment Act ("CRA"). The new CRA rule became effective July 1, 1995 under a phased-in implementation schedule. Beginning January 1, 1996, financial institutions are required to collect and periodically report certain information on loans. Effective July 1, 1997, all institutions will be evaluated under the new CRA performance tests which will include the following: (1) the lending test, which will evaluate an institution's record of helping to meet its assessment area's credit needs through its lending activities by evaluating home mortgage, small business and community development lending; (2) an investment test, which will evaluate a financial institution's record of meeting assessment area credit needs through qualified investments within its assessment area; and
(3) a service test, by which the FDIC will analyze the availability and effectiveness of a financial institution's system for delivering retail banking services and the extent and innovativeness of its community development services. The FDIC will assign a rating of outstanding, satisfactory, needs to improve or substantial noncompliance, depending upon an institution's performance under each of the tests. Regulatory agencies will take into account a financial institution's rating when considering its application for approval of mergers, acquisitions and relocations of main or branch offices and may deny an application based on an unsatisfactory CRA rating. In 1997 the FDIC performed a CRA examination of the Bank and rated it "satisfactory".

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

Employees

     As of December 31, 1997, the Company had approximately 441 full-time equivalent employees. The Company provides a variety of employment benefits, and management of the Company considers its employee relations to be excellent.

Miscellaneous

     The Company's subsidiaries utilize the name "Heritage", including use pursuant to license agreement. Other financial institutions not part of the Company also use the name "Heritage".

ITEM 2. PROPERTIES

     At December 31, 1997, the Company had 17 banking locations, of which 13 were owned and four were leased. The Bank also leases certain space which houses its operations center. Of the total banking locations, 11 are located in southwest suburban Cook County, five are located in adjacent Will County and one is located in southeast DuPage County. All bank-owned properties are free-standing buildings that provide adequate customer parking and drive-up facilities. The leased banking facilities are located in or near retail shopping centers, and all maintain drive-up facilities. All of these offices are considered by management to be well maintained and adequate for the purpose intended. See "Note 6 - Premises and Equipment" of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES
     AND RELATED SHAREHOLDER MATTERS

     For purposes of the calculation of aggregate market value of the common shares held by nonaffiliates of the Company as set forth on the cover page of this report, the Company included in the shares held by affiliates 712,818 shares (as of December 31, 1997) which may be voted by certain officers of the Company as trustees of a profit sharing trust for the Company and subsidiaries.

     The Company's common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol HERS. Stock price quotations can be found in the Wall Street Journal and other major daily newspapers. At December 31, 1997, there were approximately 785 holders of record of the Company's shares.

     The following table sets forth the dividends paid, common share prices and number of shares traded during each quarter of 1997 and 1996, as reported by Nasdaq. The information has been adjusted to reflect the Company's three-for-two stock split paid in June, 1997:


                                                                  Market Price Range                   Number
                                      Dividends        --------------------------------------        of Shares
                                        Paid              High          Low          Close             Traded
                                      ---------        ----------    ----------    ----------       ------------
1997
    4th Quarter                           $ .10            $29.00        $19.75        $29.00            987,173
    3rd Quarter                             .10             21.25         19.13         20.13            627,655
    2nd Quarter                             .10             20.75         16.50         20.63            749,447
    1st Quarter                             .10             17.00         14.33         16.50            578,763

1996
    4th Quarter                           $.087            $14.67        $13.83        $14.17            403,059
    3rd Quarter                            .087             14.50         13.83         14.00            442,827
    2nd Quarter                            .087             14.50         12.33         14.50            417,480
    1st Quarter                            .087             12.83         12.17         12.17            246,494


     The Company's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends quarterly. Dividends are declared and paid quarterly in accordance with annual dividend policies established by the board of directors. The ability of the Company to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank. Regulatory authorities limit the amount of dividends which can be paid by the Bank without prior approval from such authorities. At December 31, 1997, the amount of undistributed earnings of the Bank available for payment of dividends within such limitations is more than adequate to fund the anticipated cash requirements of the Company. For a further discussion of the Bank's dividend restrictions and capital requirements see "Note 16 - Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

     On January 13, 1998, the Company's board of directors increased the quarterly cash dividend to 11 cents per share payable February 10, 1998 to shareholders of record on January 26, 1998. While the Company anticipates paying quarterly dividends in the future, there can be no assurance that any such dividends will be paid by the Company or that such dividends will not be reduced or eliminated in the future. The timing and amount of dividends will depend upon the earnings, capital requirements and financial condition of the Company as well as general economic conditions and other relevant factors affecting the Company. Also see "Supervision and Regulation-Dividends" included under Item 1 of this document.

     On January 14, 1998, the Company, First Midwest Bancorp, Inc. ("First Midwest") and First Midwest Acquisition Corporation, a wholly owned subsidiary of First Midwest ("Acquisition Corporation"), entered into an Agreement and Plan of Merger ("Merger Agreement") whereby the Company will be merged with and into Acquisition Corporation (the "Merger"). Pursuant to the Merger Agreement, the Company is prohibited from paying quarterly dividends in excess of 11 cents per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth a five year comparison of selected financial data. The financial data reflects the balances and results of operations of acquisitions which occurred in 1996 and 1994. The acquisitions were accounted for using the purchase method. Per share data has been adjusted to reflect a three-for-two stock split paid in June 1997. Earnings per share data has been restated to reflect the adoption of SFAS 128.

                                              1997       1996       1995        1994        1993
                                            --------    -------    -------     -------     -------
Summary of Operations (in thousands)
    Interest income                         $91,156     $83,824    $73,860     $60,158     $55,259
    Interest expense                         42,736      38,606     33,364      22,116      21,122
                                            -------     -------    -------     -------     -------
        Net interest income                  48,420      45,218     40,496      38,042      34,137
    Provision for loan losses                   600         400        200          90         500
    Other income                              9,607       7,724      6,971       6,487       6,101
    Other expense                            31,765      30,801     27,670      26,218      24,220
                                            -------     -------    -------     -------     -------
        Income before income taxes           25,662      21,741     19,597      18,221      15,518
    Income tax expense                        7,869       6,903      6,303       5,804       4,493
                                            -------     -------    -------     -------     -------
        Net income                          $17,793     $14,838    $13,294     $12,417     $11,025
                                            =======     =======    =======     =======     =======

Per Common Share Data
    Diluted earnings per share              $  1.43     $  1.19    $  1.07     $  1.00     $   .89
    Cash dividends                              .40         .35        .29         .24         .21
    Book value at year end                    10.11        8.94       8.13        7.00        6.38
    Market price at year end                  29.00       14.17      12.83       11.00       10.67

Financial Ratios
    Net interest margin (TE)                   4.45%       4.43%      4.58%       4.90%       4.82%
    Return on average assets                   1.40%       1.25%      1.31%       1.39%       1.33%
    Return on average shareholders' equity    16.12%      15.00%     15.10%      15.81%      15.77%
    Dividend payout ratio                     27.15%      27.80%     26.27%      22.93%      22.73%
    Average equity to average assets           8.71%       8.34%      8.65%       8.78%       8.45%
    Tier 1 capital to total assets             7.81%       7.19%      7.75%       7.41%       7.87%
    Total capital to risk-adjusted assets     15.17%      14.00%     14.66%      13.73%      14.45%

Loan Quality
    Net charge-offs (recoveries) to average
    loans                                       .06%        .11%       .08%       (.03)%       .13%
    Allowance for loan losses to loans         1.35%       1.47%      1.49%       1.66%       1.68%
    Nonperforming loans to loans                .16%        .66%       .85%       1.04%       1.03%
    Nonperforming assets to loans plus OREO     .26%        .75%       .98%       1.15%       1.15%


Year End Balances (in millions)
    Total assets                            $ 1,319     $ 1,229    $ 1,066     $   953     $   834
    Net loans                                   702         630        561         516         448
    Total deposits                            1,140       1,053        915         824         727
    Total shareholders' equity                  122         106         97          83          75

Average Balances  (in millions)
    Total assets                            $ 1,267     $ 1,187    $ 1,018     $   895     $   827
    Total loans                                 676         616        545         489         454
    Total deposits                            1,092       1,021        877         776         724
    Total shareholders' equity                  110          99         88          79          70

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Heritage Financial Services, Inc. and subsidiaries (the "Company") for the years ended December 31, 1997, 1996 and 1995. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

     On February 2, 1996, the Company acquired all of the common stock of the First National Bank of Lockport ("Lockport") for $16.8 million in cash. At the date of acquisition, Lockport had total assets of $104 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lockport have been included in the consolidated statements of income from the date of acquisition.

Overview

     In 1997 the Company achieved record net income and earnings per share. For the year, net income was $17.8 million, up 20% from $14.8 million in 1996. In 1996 net income increased 12% from $13.3 million in 1995. Diluted earnings per share were $1.43 compared with $1.19 in 1996 and $1.07 in 1995. The Company's return on average assets in 1997 was 1.40%, compared to 1.25% in 1996 and 1.31% in 1995. The return on average equity was 16.12% in 1997 compared to 15.00% in 1996 and 15.10% in 1995.

     The growth in earnings in 1997 was principally due to increases in net interest income and other income. The improvement in net interest income was primarily attributable to the growth in the volume of earning assets and interest-bearing liabilities, reflecting strong internal growth during the year. The growth in other income primarily reflected increases in deposit service charges and other operating income. Earnings in 1997 were also positively affected by the following after-tax items: a recovery of $96,000 of interest income on a nonaccrual loan, the reimbursement of $90,000 of legal costs related to litigation settled in 1996, and the receipt of a state income tax refund which totaled $379,000.

     In 1996 the increases in net interest income and other income were the major factors contributing to the increase in net income. The improvement in net interest income was attributable to the growth in the volume of earning assets and interest-bearing liabilities, primarily reflecting the acquisition of Lockport during the year. In 1996 a decline in the net interest spread partially offset the positive impact of volume growth. The growth in other income primarily reflected increases in deposit service charges and investment product fee income. A decrease in Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums also contributed to the increase in net income for the year.

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

     The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (in thousands):


Table 1  Distribution of Assets, Liabilities and Shareholders' Equity
               Interest, Rates and Net Yields

                                                           1997                                          1996
                                     -----------------------------------------      ------------------------------------------
                                           Average                                        Average
ASSETS                                     Balance        Interest        Rate            Balance        Interest         Rate
                                           -------        --------        ----            -------        --------
Federal Funds sold and
  interest-bearing deposits                 $7,855            $424        5.40%           $13,254            $694         5.24%

Taxable securities                         358,372          25,088        7.00            360,553          24,001         6.66
Non-taxable securities(1)                  147,547          12,112        8.21            113,935           9,572         8.40
                                    --------------   -------------                  -------------   -------------
       Total securities                    505,919          37,200        7.35            474,488          33,573         7.08

Loans (2):
  Commercial and industrial(1)             173,326          15,469        8.92            151,658          13,783         9.09
  Real estate(1)                           402,769          33,731        8.37            371,717          31,180         8.39
  Consumer                                  99,873           8,897        8.91             92,399           8,289         8.97
                                    --------------   -------------                  -------------   -------------
      Total loans                          675,968          58,097        8.59            615,774          53,252         8.65
                                    --------------   -------------                  -------------   -------------
      Total earning assets               1,189,742          95,721        8.05          1,103,516          87,519         7.93
                                                     -------------                                  -------------
Cash and due from banks                     36,305                                         41,728
Other assets(3)                             40,828                                         41,258
                                    --------------                                  -------------
      Total assets                      $1,266,875                                     $1,186,502
                                    ==============                                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW and money market accounts           $226,640          $7,912        3.49%          $191,447          $6,115         3.19%
  Savings deposits                         196,765           5,407        2.75            212,312           5,908         2.78
  Time deposits                            494,451          27,373        5.54            445,055          24,304         5.46
                                    --------------   -------------                  -------------   -------------
      Total interest-bearing deposits      917,856          40,692        4.43            848,814          36,327         4.28
Short-term borrowings                       52,127           1,904        3.65             47,489           1,675         3.53
Notes payable                                2,145             141        6.57              9,315             604         6.48
                                    --------------   -------------                  -------------   -------------
      Total interest-bearing liabilities   972,128          42,737        4.40            905,618          38,606         4.26
                                                     -------------                                  -------------
Demand deposits                            173,862                                        172,447
Other liabilities                           10,519                                          9,497
Shareholders' equity                       110,366                                         98,940
                                    --------------                                  -------------
      Total liabilities and
       shareholders' equity             $1,266,875                                     $1,186,502
                                    ==============                                  =============
      Net interest income                                  $52,984                                        $48,913
                                                     =============                                  =============
Net interest spread                                                       3.65%                                           3.67%
Impact of non-interest bearing funds                                       .80%                                            .76%
                                                                          -----                                           -----
Net yield on interest earning assets                                      4.45%                                           4.43%
                                                                          =====                                           =====


                                                           1995
                                     ----------------------------------------

                                           Average
ASSETS                                     Balance        Interest        Rate
                                           -------        --------        ----
Federal Funds sold and
  interest-bearing deposits                  $40,761       $2,378        5.83%

Taxable securities                           287,951       18,881        6.56
Non-taxable securities(1)                     72,482        6,838        9.43
                                     ---------------  -----------
       Total securities                      360,433       25,719        7.14

Loans(2):
  Commercial and industrial(1)               136,339       13,057        9.58
  Real estate(1)                             318,413       27,380        8.60
  Consumer                                    89,986        8,122        9.03
                                     ---------------  -----------
       Total loans                           544,738       48,559        8.91
                                     ---------------  -----------
       Total earnings assets                 945,932       76,656        8.10
                                                      -----------
Cash and due from banks                       37,149
Other assets(3)                               34,990
                                     ---------------
       Total assets                       $1,018,071
                                     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW and money market accounts             $161,341       $5,052        3.13%
  Savings deposits                           209,799        6,256        2.98
  Time deposits                              361,911       20,208        5.58
                                     ---------------  -----------
       Total interest-bearing deposits       733,051       31,516        4.30
Short-term borrowings                         41,749        1,661        3.98
Notes payable                                  2,689          187        6.95
                                     ---------------  -----------
       Total interest-bearing liabilities    777,489       33,364        4.29
                                                      -----------
Demand deposits                              144,388
Other liabilities                              8,175
Shareholders' equity                          88,019
                                     ---------------
       Total liabilities and
        shareholders' equity              $1,018,071
                                     ===============
       Net interest income                                 $43,292
                                                      ============
Net interest spread                                                      3.81%
Impact of non-interest bearing funds                                      .77%
                                                                         -----
Net yield on interest earning assets                                     4.58%
                                                                         =====

_____
 (1) Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 35%.
 (2) Includes fees on loans of $1,181 in 1997, $1,305 in 1996 and $1,187 in 1995.
 (3) For presentation purposes in this table, other assets includes nonaccrual loans, the allowance for loan losses and the net unrealized gain (loss) on securities available-for-sale.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the past two years (in thousands):

TABLE 2  Analysis of Changes in Interest Income and Interest Expense(1)

                                                     1997 Compared to 1996                         1996 Compared to 1995
                                            --------------------------------------       -----------------------------------------
                                                    Change in                                    Change in
                                                   Interest Due to                            Interest Due to
                                            -------------------------      Total         --------------------------        Total
                                              Volume         Rate         Change            Volume           Rate         Change
                                              ------         ----         ------            ------           ----         ------
Earning Assets:
   Federal funds sold and
     interest-bearing deposits              $    (291)    $      21     $    (270)       $    (1,462)     $   (222)     $  (1,684)

   Taxable securities                            (146)        1,233         1,087              4,829           292          5,121
   Non-taxable securities (2)                   2,764          (224)        2,540              3,552          (819)         2,733
                                            ---------     ---------     ---------        -----------      --------      ---------
          Total securities                      2,618         1,009         3,627              8,381          (527)         7,854
                                            ---------     ---------     ---------        -----------      --------      ---------

   Loans:
      Commercial and industrial (2)             1,938          (252)        1,686              1,416          (690)           726
      Real estate (2)                           2,601           (50)        2,551              4,486          (686)         3,800
      Consumer                                    666           (58)          608                217           (50)           167
                                            ---------     ---------     ---------        -----------     ---------      ---------
          Total loans                           5,205          (360)        4,845              6,119        (1,426)         4,693
                                            ---------     ---------     ---------        -----------     ---------      ---------
          Total interest income                 7,532           670         8,202             13,038        (2,175)        10,863
                                            ---------     ---------     ---------        -----------     ---------      ---------

Interest-Bearing Liabilities:
   Interest-bearing deposits:
      NOW and money market accounts             1,193           604         1,797                960           103          1,063
      Savings deposits                           (428)          (73)         (501)                74          (422)          (348)
      Time deposits                             2,730           339         3,069              4,549          (453)         4,096
                                            ---------     ---------     ---------        -----------     ---------      ---------
          Total interest-bearing deposits       3,495           870         4,365              5,583          (772)         4,811
   Short-term borrowings                          168            61           229                214          (200)            14
   Notes payable                                 (468)            4          (464)               430           (13)           417
                                            ---------     ---------     ---------        -----------     ---------      ---------
          Total interest expense                3,195           935         4,130              6,227          (985)         5,242
                                            ---------     ---------     ---------        -----------     ---------      ---------
          Net interest income               $   4,337     $    (265)    $   4,072        $     6,811     $  (1,190)     $   5,621
                                            =========     =========     =========        ===========     =========      =========

___________
  (1) The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amount of the change in each.

  (2) Interest income is presented on a tax equivalent basis assuming a federal income tax rate of 35%.

     On a tax equivalent basis, net interest income increased $4.1 million, or 8% in 1997, compared to an increase of $5.6 million, or 13% in 1996. As set forth in Table 2, the improvement in net interest income in both years was due to increases in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates.

     In 1997 average earning assets increased by $86 million, or 8%, and average interest-bearing liabilities increased $67 million, or 11%, compared with 1996 (Table 1). The higher volume of earning assets and interest-bearing liabilities in 1997 reflected strong internal deposit growth during the year. In 1996 average earning assets increased by $158 million, or 17%, and average interest-bearing liabilities increased $128 million, or 16%, compared with 1995. Growth in the volume of earning assets and interest-bearing liabilities in 1996 resulted from the acquisition of Lockport coupled with internal deposit growth during the year. As a percentage of average earning assets, the level of average interest-bearing liabilities was 81.7% in 1997 compared to 82.1% in 1996 and 82.2% in 1995.

     On a tax equivalent basis, the net interest spread decreased slightly to 3.65% in 1997 compared to 3.67% in 1996. The change in the net interest spread reflected an increase of .12% in the yield on average earning assets while the rate paid on interest-bearing liabilities increased .14%. The increase in the yield on earning assets was primarily due to a .27% increase in the yield on securities, reflecting higher rates earned on new purchases and the sale and reinvestment of lower-yielding securities. The increase in the rate paid on interest-bearing liabilities was primarily due to higher rates paid on money market deposit accounts and time deposits, reflecting higher rates paid on new account promotions during the year.

     In 1996 the tax equivalent net interest spread decreased to 3.67% compared to 3.81% in 1995. The change in the net interest spread reflected a decrease of
 .17% in the yield on average earning assets while the rate paid on interest-bearing liabilities declined by only .03%. The decline in the yield on earning assets primarily resulted from the change in the mix of earning assets discussed above and generally lower rates earned on new volume of earning assets and rate sensitive assets, such as prime-based floating rate loans and federal funds sold. The cost of interest-bearing liabilities declined slightly as short-term market interest rates remained relatively stable throughout 1996 compared to 1995.

     A factor also contributing to lower net interest spreads in 1997 and 1996 has been the flattening of the treasury yield curve. This trend is primarily attributable to the market's expectation of moderate economic growth with relatively low rates of inflation. The monetary policies and actions of the Federal Reserve Board have also influenced the shape of the yield curve. In general, a flatter yield curve reduces the interest spreads earned on new loans and securities compared to the cost of funds. Throughout 1996 and 1997, the yield curve generally flattened as the spreads between long-term and short-term market interest rates compressed. The Company cannot predict whether the changes in the yield curve will continue or be sustained. However, changes in the slope of the yield curve will continue to impact the spread earned on average earning assets. The mix of earning assets and funding sources will also impact future net interest spreads.

     For additional information on the Company's interest rate risk and management practices, see the "Asset/Liability Management and Interest Rate Risk" section below.

Provision for Loan Losses

     The provision for loan losses in 1997 was $600,000 compared to $400,000 in 1996 and $200,000 in 1995. The increase in provisions in 1997 and 1996 primarily resulted from increased loan growth and, in 1996, higher net charge-offs. The provisions in both years were also influenced by the improvement in asset quality and reductions in potential risks associated with impaired loans. For further information on the Company's nonperforming loans, impaired loans and loss experience, see the "Nonperforming Assets", "Impaired Loans" and "Allowance for Loan Losses" sections below.

Other Income

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):


TABLE 3  Other Income

                                                                                               $ Change
                                                                                            From Prior Year
                                                                                      ---------------------------
                                                  1997         1996         1995          1997          1996
                                                  ----         ----         ----          ----          ----
Service charges on deposits                      $5,210       $4,477       $4,097       $   733       $   380
Income for trust services                           874          784          737            90            47
Investment product fees                           1,257        1,134          909           123           225
Other operating income                            1,975        1,209        1,005           766           204
Securities gains                                    291          120          223           171          (103)
                                               --------      -------      -------      --------      --------
    Total other income                           $9,607       $7,724       $6,971       $ 1,883       $   753
                                               ========      =======      =======      ========      ========


     Service charges on deposits, the largest component of other income, increased 16% in 1997 and 9% in 1996. The increase in service charge income in 1997 was principally due to changes in overdraft service charge methods. In 1996 the increase in income was due in part to the additional fee income of Lockport and the changes in overdraft service charge methods. While the Company has historically experienced increases in deposit service charges, the growth has been tempered by the introduction of new retail products, such as free checking accounts. These products have been offered in response to similar products offered by local financial institutions and non-bank competitors. In the future, the introduction of similar products and customer cost preferences may limit the growth of service charge revenue.

  Income from trust services increased 11% in 1997 and 6% in 1996. In 1997 the increase reflected continued growth of employee benefit plans and other asset management accounts serviced by Heritage Trust Company, a wholly owned subsidiary of the Company. The growth in trust revenue in 1996 was primarily attributable to the trust accounts acquired from Lockport. At December 31, 1997, total customer trust assets were approximately $227 million, up $44 million from year-end 1996.

  Income from investment product fees is derived from sales of third-party mutual funds and annuities through arrangements with licensed broker-dealers. In 1996 the Company expanded the annuity and mutual fund product selections which it offers. The growth in investment product income in 1997 and 1996 was in part due to the increased product offerings combined with greater customer demand.

  Other operating income increased 63% in 1997, primarily due to ATM surcharge fees which were established in December, 1996. The increase also reflected $231,000 of interest on a state income tax refund received in the fourth quarter of 1997. In 1996 other operating income increased 20%, reflecting the additional other operating income of Lockport.

  Net securities gains in 1997 were $291,000 compared to net gains of $120,000 in 1996 and $223,000 in 1995. In 1997 the Company recognized net gains of $101,000 from the sale of $58 million of fixed-rate and adjustable-rate securities. The balance of net securities gains recognized in 1997 reflected a market value adjustment of an investment security classified as trading. In 1996 the Company recognized a net loss of $58,000 from the sale of $38 million of fixed-rate and adjustable-rate securities. In 1996 the Company also recognized a gain of $135,000 on the payoff of a nonaccrual tax-exempt obligation and gains of $30,000 from calls of municipal securities. In 1995 the Company sold $8 million of adjustable-rate mortgage pools for gains of $177,000 and realized gains of $46,000 from calls of municipal securities.

Other Expense

  The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with the day-to-day operations of the Company. Over the past two years the overall growth of operating expenses has been contained due to the realization of certain economies of scale from the Lockport acquisition, efficient staffing and management's ongoing efforts to reduce costs through investments in technology and competitive bidding. In 1996 the increase in most expense categories was attributable to the Lockport acquisition.

  Operating expense levels of financial institutions are often measured using the efficiency ratio (operating expense divided by the sum of taxable equivalent net interest income plus other income, excluding securities transactions). The ratio reflects on average how much an institution spends to generate each dollar of revenue. The Company's efficiency ratio was 51.0% in 1997 compared to 54.5% in 1996 and 55.3% in 1995. The improvement in the efficiency ratio in 1997 and 1996 was primarily due to higher revenue growth combined with relatively lower operating expenses.

  The following table sets forth the major components of other expense for the last three years (in thousands):

TABLE 4  Other Expense

                                                                                $ Change
                                                                             From Prior Year
                                                                            -----------------
                                        1997         1996       1995        1997        1996
                                        ----         ----       ----        ----        ----
Salaries and employee benefits         $17,307      $16,645    $15,146      $ 662      $1,499
Net occupancy expense                    3,190        3,107      2,618         83         489
Equipment expense                        1,731        1,697      1,569         34         128
Data processing expense                  1,247        1,105        817        142         288
Federal deposit insurance premiums         123           53        958         70        (905)
Amortization of intangible assets        2,006        2,251      1,613       (245)        638
Stationery and supplies                    742          766        700        (24)         66
Professional fees                          959          633        681        326         (48)
Marketing and promotion                    774          679        528         95         151
Other operating expenses                 3,686        3,865      3,040       (179)        825
                                       -------      -------    -------      -----      ------
 Total other expense                   $31,765      $30,801    $27,670      $ 964      $3,131
                                       =======      =======    =======      =====      ======

  Salaries and employee benefits, the largest component of other expense, increased 4% in 1997 compared to 10% in 1996. The increases in both years were primarily attributable to annual merit increases paid to employees and incentive compensation. In 1996 higher expenses were also due to the additional salary expense from Lockport and an increase in profit sharing expense. At December 31, 1997, the number of full-time equivalent ("FTE") employees totaled 441 compared to 446 and 434 at December 31, 1996 and 1995, respectively. The increase in the number of FTE employees in 1996 was primarily due to the additional employees of Lockport.

  Occupancy expense increased 3% in 1997 and 19% in 1996. The significant increase in 1996 expense was primarily due to higher real estate taxes, reflecting increases in property valuations which were reassessed in 1996. A majority of Heritage Bank's real estate properties are reassessed by taxing authorities every three years. The growth in occupancy expense in 1997 and 1996 also reflects the additional costs of branch expansion. In June 1997 the Company moved into a permanent branch facility in Monee, Illinois. Prior to that, the Company had been leasing a temporary facility. In April 1997 the Company opened a branch office in Joliet, Illinois and in September 1997 opened a branch in Darien, Illinois. The Company currently plans to open one additional branch facility in 1998.

  For several years the Company has continued to expand and upgrade computer, data processing and communications equipment to improve productivity, increase operating efficiencies and enhance customer sales and service. As a result, data processing and equipment expenses have increased each year. In 1997 data processing expense increased 13% compared to an increase of 35% in 1996. Equipment expense increased 2% in 1997 compared to an increase of 8% in 1996. The increase in data processing expense in 1997 was primarily due to general price increases in third-party data processing services. Higher data processing and equipment expenses in 1996 were primarily due to the upgrade of teller platform systems, the upgrade of bank-wide telephone systems and the purchase of approximately $1 million of new personal computers. The growth in data processing expense in 1996 also reflected the additional costs to process the activity of Lockport.

  The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by a third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the Year 2000. To date, those vendors which have been contacted and have responded indicate that their hardware or software is or will be Year 2000 compliant by the end of 1998. In 1997 the Company's third-party data processing vendor indicated that the Company would have to convert to new software applications in 1998 to be Year 2000 compliant. In light of this, the Company reviewed other third-party data processing application systems and products and, in January, 1998, elected to convert its data processing systems to a new third-party vendor. The data processing conversion is anticipated to occur in the fourth quarter of 1998 and will result in the Company incurring one-time conversion costs of approximately $250,000. As part of the data processing conversion, the Company will also install a new retail banking platform which will result in additional one-time costs of approximately $400,000.

  The significant decline in deposit insurance expense in 1996 was due to a reduction in the Bank Insurance Fund ("BIF") assessment rates. Effective June 1, 1995, the FDIC reduced Heritage Bank's assessment rate from .23% of deposits to
 .04% of deposits. In 1996 and 1997 the Bank's assessment rate for each semi-annual period was zero. In December, 1997, the FDIC set the Company's BIF assessment rate for the semi-annual assessment period ending June 30, 1998, at zero. There are no assurances, however, that future assessment rates will remain at that level. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") was signed into law which, among other things, authorized the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") by imposing a special assessment on institutions holding SAIF deposits. Under the Economic Growth Act, members of the BIF and SAIF will be jointly responsible to service a portion of interest on Financing Corporation ("FICO") bonds that were issued by the government to pay for the thrift cleanup in the late 1980's. In 1997 the Company paid FICO assessments at the rate of
 .013% of BIF deposits.

  The increase in the amortization of intangible assets in 1996 resulted from the acquisition of Lockport. The increase in professional fees in 1997 was primarily due to certain consulting fees incurred in connection with special projects during the year. Higher marketing and promotion expenses in 1997 and 1996 were primarily attributable to increased advertising and direct mail costs associated with loan and deposit promotions. The increase in other operating expenses in 1996 reflected a charge of approximately $300,000 to settle a lawsuit filed by Federal Insurance Company in May, 1995. In the first quarter of 1997, the Company received $150,000 from its insurance carrier as a reimbursement of legal costs related to this litigation.

Income Taxes

  In the 1997 fourth quarter, the Company received a refund of state income taxes as a result of an amendment to a prior year income tax return. As a result of the refund, the Company amended other state income tax returns and paid taxes due with such returns. On a net basis, the Company recognized $148,000 of income tax benefits as a result of the tax refund and interest earned thereon.

  Excluding the benefits of the state income tax refund described above, income tax expense increased $1,114,000 in 1997 and $600,000 in 1996. Higher income tax expense in both years was principally due to the increases in pre-tax earnings. The Company's effective tax rate was 31.2% in 1997 (excluding the net state income tax refund), 31.7% in 1996 and 32.2% in 1995. The decrease in the effective tax rate in 1997 and 1996 was primarily due to an increase in the amount of tax-exempt income earned on state and municipal securities.


Analysis of Balance Sheets

Loans

  The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

TABLE 5  Composition of Loans


                                                                 December 31
                            -------------------------------------------------------------------------------------
                                 1997              1996              1995             1994              1993
                            --------------    --------------    --------------   --------------    --------------
                                      % of              % of              % of             % of              % of
                            Amount   Total    Amount   Total    Amount   Total   Amount   Total    Amount   Total
                            ------   -----    ------   -----    ------   -----   ------   -----    ------   -----
Commercial and industrial   $163,967   23%    $143,811   23%    $130,508   23%   $124,351   24%    $127,499   28%
Commercial real estate       157,809   22%     148,798   23%     145,080   25%    142,833   27%     138,471   30%
Construction                  12,188    2%      13,515    2%       8,645    2%      6,096    1%       5,055    1%
Residential real estate      275,482   39%     239,380   37%     200,323   35%    162,246   31%     133,178   29%
Home equity                   95,924   13%      85,113   13%      73,525   13%     72,394   13%      33,132    7%
Other consumer                 7,406    1%      10,192    2%      13,782    2%     20,078    4%      19,824    5%
                            --------------    --------------    --------------   --------------    --------------
  Total                     $712,776  100%    $640,809  100%    $571,863  100%   $527,998  100%    $457,159  100%
                            ==============    ==============    ==============   ==============    ==============

  The Company's primary organizational emphasis is commercial lending. A majority of the commercial loan portfolio represents loans to small and mid-sized companies in businesses such as light manufacturing, wholesale, distribution and other service operations. Commercial and industrial loans consist primarily of secured loans made for business working capital and purchases of inventory and equipment. Commercial real estate loans generally represent intermediate-term mortgages (five to fifteen years) made to finance owner-occupied property, plant expansion or the acquisition of income-producing property. While most of the Company's commercial borrowers operate in the southwest suburbs of Chicago, a number of these customers conduct business nationally.

  Combined, commercial and industrial, commercial real estate and construction loans increased $28 million or 9% in 1997 compared to an increase of $22 million or 8% in 1996. The Company continues to actively pursue commercial borrowers within the markets it serves. However, increased competition and aggressive pricing by both bank and non-bank competitors has tempered the growth of commercial loans over the past several years.

  Residential real estate loans primarily represent single-family, first mortgages with intermediate terms secured by properties primarily located in the Company's general market area. In 1997 this portfolio increased $36 million or 15% compared to $39 million or 19% in 1996. The Company continues to grow the residential real estate portfolio based on its asset/liability mix and interest rate sensitivity position. A majority of the new loans originated in 1997 and 1996 were 15-year and 30-year bi-weekly loans.

  Home equity loans represent second mortgages secured by residential real estate properties primarily located in Cook County and the adjacent collar counties. At December 31, 1997, approximately $37 million, or 39%, of home equity loans were floating rate advances under equity lines of credit. The remaining balance of the portfolio consisted of fixed-rate installment loans with terms of five to 15 years.

     The maturity distribution and interest rate sensitivity of commercial and industrial, commercial real estate and construction loans at December 31, 1997 are set forth below (in thousands):


TABLE 6 Loan Maturity Distribution and Interest Rate Sensitivity

                                                Maturity (1)
                             -------------------------------------------------
                               Within                      After
                             1 Year (2)    1-5 Years      5 Years      Total
                             ----------    ---------      -------      -----
Commercial and industrial    $ 97,547      $ 57,557       $ 8,863     $163,967
Commercial real estate         27,076        93,087        37,646      157,809
Construction                   12,188             -             -       12,188
                             --------      --------       -------     --------
     Total                   $136,811      $150,644       $46,509     $333,964
                             ========      ========       =======     ========

Fixed rate loans             $ 47,462      $125,812       $42,807     $216,081
Variable rate loans            89,349        24,832         3,702      117,883
                             --------      --------       -------     --------
     Total                   $136,811      $150,644       $46,509     $333,964
                             ========      ========       =======     ========

-----------------
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

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

     The following table sets forth the aggregate amount of the Company's nonperforming assets for the last five years (in thousands):


TABLE 7 Nonperforming Assets
                                                           December 31
                                           -------------------------------------------
                                            1997      1996     1995     1994     1993
                                            ----      ----     ----     ----     ----
Nonaccrual loans                             $903    $3,421   $3,919   $4,272   $4,299
Loans past due 90 days or more                216       783      938    1,201      409
                                           ------    ------   ------   ------   ------
     Total nonperforming loans              1,119     4,204    4,857    5,473    4,708
Other real estate owned                       722       618      760      563      524
                                           ------    ------   ------   ------   ------
     Total nonperforming assets            $1,841    $4,822   $5,617   $6,036   $5,232
                                           ======    ======   ======   ======   ======
Restructured loans                           $139        -        -      $582       -
                                           ======    ======   ======   ======   ======
Nonperforming loans to loans                  .16%      .66%     .85%    1.04%    1.03%
Nonperforming assets to loans plus OREO       .26%      .75%     .98%    1.15%    1.15%

     At December 31, 1997, the composition of nonperforming loans primarily consisted of loans secured by local commercial real estate or residential real estate of which no single loan exceeded $125,000. Other real estate owned primarily consisted of residential real estate. At December 31, 1997, the largest OREO property was a residential property with a carrying value of $280,000.

     In addition to the loans classified as nonperforming at December 31, 1997, other loans with a total principal balance of approximately $2.3 million were identified by management to be possible problem loans. While these borrowers are in compliance with present repayment terms, their financial conditions have caused management to believe that their loans may result in classification as past due or nonaccrual loans at some future time. These loans have been considered in the recognition and evaluation of impaired loans described below.

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

     The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 1997 and 1996 (in thousands):


TABLE 8 Impaired Loans
                                     Amount of Impaired Loans
                                ----------------------------------
                                No Valuation    Valuation             Amount of
                                 Allowance      Allowance             Valuation
                                  Required      Required     Total    Allowance
                                  --------      --------     -----    ---------
December 31, 1997
  Commercial and industrial          $94          $171        $265         $4
  Commercial real estate             951           518       1,469         76
  Residential real estate            385           650       1,035        130
                                  ------        ------      ------       ----
     Total impaired loans         $1,430        $1,339      $2,769       $210
                                  ======        ======      ======       ====
December 31, 1996
  Commercial and industrial         $137          $646        $783       $275
  Commercial real estate             816           955       1,771        200
  Residential real estate            812           240       1,052         66
                                  ------        ------      ------       ----
     Total impaired loans         $1,765        $1,841      $3,606       $541
                                  ======        ======      ======       ====

     Of the total amount of impaired loans at December 31, 1997, $717,000 were measured using the present value of expected future cash flows and $2,052,000 were measured based on the fair value of collateral. The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996, were $2,942,000 and $5,855,000, respectively. Interest income recognized on impaired loans totaled $144,000 in 1997 and $236,000 in 1996.

     The amount of impaired loans is not directly comparable with the amount of nonperforming loans previously disclosed in Table 7. The primary differences between nonperforming loans and impaired loans are: i.) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial real estate loans and residential real estate loans; and ii.) impaired loan recognition considers not only loans 90 days or more past due and nonaccrual loans but also may include possible problem loans other than delinquent loans. Included in the total balance of impaired loans at December 31, 1997 were nonaccrual loans of $742,000 and loans 90 days or more past due of $79,000. At December 31, 1996, the balance of impaired loans included nonaccrual loans of $2,951,000.

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

  The following table summarizes the changes in the allowance for loan losses for the last five years (in thousands):

TABLE 9 Allowance for Loan Losses

                                                       1997      1996      1995      1994      1993
                                                       ----      ----      ----      ----      ----
Balance at beginning of period                         $9,407    $8,477    $8,720    $7,655    $7,755
Allowance of acquired banks                                -      1,179        -        850        -
                                                     --------  --------  --------  --------  --------
Provision for loan losses                                 600       400       200        90       500
                                                     --------  --------  --------  --------  --------
Loans charged off:
    Commercial and industrial                             213       112       348       100       571
    Commercial real estate                                298       565       351       182       310
    Construction                                           -         -         -         -         -
    Residential real estate                                47       164        61       127        96
    Home equity                                           116        37        52        23        18
    Other consumer                                         32        47        53       108       112
                                                     --------  --------  --------  --------  --------
        Total charge-offs                                 706       925       865       540     1,107
                                                     --------  --------  --------  --------  --------
Recoveries on loans previously charged off:
    Commercial and industrial                              40        96       234        97       379
    Commercial real estate                                220       121        36       477        35
    Construction                                           -         -         -         -         -
    Residential real estate                                28        27       111        43        32
    Home equity                                             1        -         -         -         -
    Other consumer                                         31        32        41        48        61
                                                     --------  --------  --------  --------  --------
        Total recoveries                                  320       276       422       665       507
                                                     --------  --------  --------  --------  --------
        Net charge-offs (recoveries)                      386       649       443      (125)      600
                                                     --------  --------  --------  --------  --------
Balance at end of period                               $9,621    $9,407    $8,477    $8,720    $7,655
                                                     ========  ========  ========  ========  ========

Specific valuation reserves for impaired loans           $210      $541      $822
                                                     ========  ========  ========

Average loans                                        $675,968  $615,774  $544,738  $489,298  $453,673
                                                     ========  ========  ========  ========  ========

Net charge-offs (recoveries) to average loans             .06%      .11%      .08%     (.03)%     .13%
Allowance for loan losses to loans                       1.35%     1.47%     1.49%     1.66%     1.68%
Allowance for loan losses to nonperforming loans          860%      224%      175%      159%      163%

  The Company minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by Bank's board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. Loans and lines of credit over $2 million are reviewed and approved by the executive committee of the Bank's board of directors. The Company's loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. The Bank's loan review committee meets monthly to assess delinquent and problem loans and develop collection strategies to minimize potential loan losses. The Bank's board of directors also reviews the status of delinquent loans monthly. In addition to internal policies and controls, regulatory authorities and the Company's independent auditors periodically review asset quality and the overall adequacy of the allowance for loan losses as integral parts of their examinations.

  The Company recorded higher loan loss provisions in 1997 and 1996 primarily due to increased loan growth and, in 1996, to higher net charge-offs. The provisions in both years were also influenced by the improvement in asset quality and reductions in potential risks associated with impaired loans. The loan loss provision in 1994 was influenced by a large recovery of a previously charged-off commercial real estate loan. Excluding the large recovery, the Company's net charge-off ratio for 1994 would have been .06%.

     At December 31, 1997, the allowance for loan losses as a percentage of loans was 1.35% compared to 1.47% at year-end 1996. The decrease in the level of the allowance was primarily due to the growth in the loan portfolio. As a percentage of nonperforming loans, the allowance increased to 860% at December 31, 1997 compared to 224% at December 31, 1996. The increase in the allowance coverage of nonperforming loans was primarily attributable to the reduction in nonperforming loans in 1997.

     The following table sets forth an allocation of the Company's allowance for loan losses for the last five years (in thousands):

TABLE 10  Allocation of the Allowance for Loan Losses (1)

                                                       December 31
                                    --------------------------------------------
                                     1997     1996      1995      1994     1993
                                     ----     ----      ----      ----     ----
  Commercial and industrial         $2,121   $2,157    $2,077    $2,570   $2,905
  Commercial real estate             4,050    4,200     4,100     4,500    3,300
  Construction                           -        -         -         -        -
  Residential real estate            2,600    2,250     1,550     1,100    1,100
  Home equity and other consumer       850      800       750       550      350
                                    ------   ------    ------    ------   ------
     Total                          $9,621   $9,407    $8,477    $8,720   $7,655
                                    ======   ======    ======    ======   ======

------
(1) See Table 5 for the percentage of each loan category to total loans.

     Changes in the allocation of the allowance to individual loan categories at December 31, 1997 and 1996 were primarily the result of loan portfolio growth and changes in management's risk assessment and assignment of unallocated reserves. In 1995 the change in the allocation reflected the adoption of the impaired loan accounting standard.

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

     The following table sets forth the year-end carrying value of securities for the last three years (in thousands):

TABLE 11  Composition of Securities

                                                                   December 31
                                                 ------------------------------------------------------
                                                        1997               1996               1995
                                                 ----------------    ---------------    ---------------
                                                             % of               % of               % of
By Type:                                          Amount    Total    Amount    Total    Amount    Total
                                                  ------    -----    ------    -----    ------    -----
  Mortgage-backed securities:
     REMICs and CMOs                             $153,006    29%    $166,709     33%   $121,695     29%
     Pass-through obligations and pools           130,330    25       92,353     18      61,359     15
     Adjustable-rate mortgage pools                28,750     6       68,065     13      93,198     22
  State and municipal securities                  167,229    32      128,367     25      97,807     24
  Asset-backed securities                          29,810     6       33,533      7      34,511      8
  Other securities                                 11,513     2       19,902      4       7,045      2
                                                 ---------------    ----------------   ----------------
     Total                                       $520,638   100%    $508,929    100%   $415,615    100%
                                                 ===============    ================   ================
By Classification:
  Available-for-sale                             $407,087    78%    $392,754     77%   $318,159     77%
  Held-to-maturity                                113,101    22      115,913     23      97,456     23
  Trading                                             450     -          262      -           -      -
                                                 ---------------    ----------------   ----------------
     Total                                       $520,638   100%    $508,929    100%   $415,615    100%
                                                 ===============    ================   ================

  Mortgage-backed securities primarily consist of mortgage pass-through securities directly or implicitly backed by the full faith and credit of the United States government. Approximately one-half of the mortgage-backed portfolio represents investments in fixed-rate tranches of real estate mortgage investment conduits ("REMICs") and collateralized mortgage obligations ("CMOs"). Mortgage-backed securities are acquired based on their relative yield advantage over other investment alternatives with similar maturity characteristics. Acquisitions of these securities involve a thorough analysis of their estimated prepayment speeds and yield performance with movements in market interest rates of plus or minus 300 basis points. Asset-backed securities generally represent interests in pools of short-term loans or receivables, such as auto, home equity and credit card loans. All asset-backed securities are AAA rated bonds.

  In 1997 and 1996 the Company increased its investments in fixed-rate, intermediate- and long-term mortgage-backed securities having average lives ranging from three to ten years. Fixed-rate mortgage-backed securities comprised 54% of total securities at December 31, 1997, compared to 51% in 1996 and 44% in 1995. The Company also increased its holdings of longer-term bank-qualified tax-exempt securities. The maturities of these securities primarily range from seven to 15 years. Cash flows from payments and sales of adjustable-rate mortgage ("ARM") pools were used to partially fund the growth of mortgage-backed and municipal securities.

  At December 31, 1997, concentrations of securities of a single issuer consisted of investments in tax-exempt obligations issued by the Village of Alsip. The amortized cost and market value of these securities were $14,106,000 and $14,691,000, respectively. In addition to securities, the Company has granted tax-exempt loans to the Village of Alsip which totaled $4,462,000 at December 31, 1997. All securities and loans are secured by the general taxing authority of the Village of Alsip except for $257,000 in securities which are secured solely by revenue from certain real estate taxes. Some loans are further secured by real estate or other marketable collateral. The Company has no other securities of any one issuer, excluding mortgage-backed securities, that exceed 10% of shareholders' equity.

  The maturities and weighted average yields of securities as of December 31, 1997, are presented in the following table. The amounts and yields of fixed-rate mortgage-backed securities and asset-backed securities are presented based on current estimated principal cash flows of each security. The amount and yield of ARM securities are presented in the "Within 1 Year" maturity period since these securities reprice at least annually. Yields on state and municipal securities are stated on a tax equivalent basis assuming a federal income tax rate of 35% (in thousands):

TABLE 12 Securities Maturities and Yields

                                                                                    Maturing
                                                 ---------------------------------------------------------------------------------
                                                  Within 1 Year        1-5 Years         5-10 Years       After 10 Years
                                                 ---------------    ---------------    ---------------    --------------
                                                 Amount    Yield    Amount    Yield    Amount    Yield    Amount   Yield    Total
                                                 ------    -----    ------    -----    ------    -----    ------   -----    -----
Held-to-Maturity
  State and municipal securities                 $11,342   8.94%   $ 42,463   8.20%    $55,559   8.00%   $ 3,737  10.30%   $113,101
                                                 ===============   ================    ===============   ===============   ========

Available-for-Sale
  Mortgage-backed securities:
    REMICs and CMOs                              $24,110   7.37%   $ 97,906   6.87%    $13,343   6.90%   $17,647   6.90%   $153,006
    Pass-through obligations and pools            16,055   7.02%     84,847   7.38%     11,713   7.33%    17,715   7.31%    130,330
    Adjustable-rate mortgage pools                28,750   7.05%        -       -          -       -         -       -       28,750
  Asset-backed securities                          9,643   6.77%     19,406   6.88%        761   6.84%       -       -       29,810
  State and municipal securities                     -       -        5,969   8.11%     28,713   8.19%    19,446   8.38%     54,128
  Other securities                                10,255   6.30%        808   6.19%        -       -         -       -       11,063
                                                 -------           --------            -------           -------           --------
    Total                                        $88,813   7.02%   $208,936   7.11%    $54,530   7.67%   $54,808   7.56%   $407,087
                                                 ===============   ================    ===============   ===============   ========

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

The following table summarizes the composition of major deposit categories for the last three years (in thousands):

TABLE 13 Composition of Deposits


                                                                  December 31
                                        ------------------------------------------------------------
                                               1997                  1996                  1995
                                        ----------------      ----------------        --------------
                                                    % of                  % of                  % of
                                          Amount   Total        Amount   Total        Amount   Total
                                        --------   -----      --------   -----        ------   -----
Demand deposits                         $  186,358   16%      $  185,705   18%        $161,400   18%
NOW and money market accounts              262,679   23          190,955   18          175,407   19
Savings deposits                           189,128   17          203,483   19          201,542   22
Time deposits                              501,466   44          473,160   45          376,943   41
                                        ----------------      ----------------        --------------
  Total deposits                        $1,139,631  100%      $1,053,303  100%        $915,292  100%
                                        ================      ================        ==============

  At December 31, 1997, total deposits increased $86 million or 8% compared to year-end 1996. The increase resulted from strong internal deposit growth in 1997. In 1996 total deposits increased $138 million or 15%, reflecting the acquisition of Lockport and strong deposit growth during the year.

  Over the past two years the composition of deposits continued to reflect a shift to higher interest-bearing deposits such as money market accounts and time deposits. In 1997 and 1996 the growth in these accounts was primarily due to premium-rate account promotions. The growth also reflected the shift of funds from savings deposits as a result of the widening of the interest rate differential between savings deposits and money market and time deposits. While it has been the Company's experience that savings deposits are relatively insensitive to changes in interest rates, the Company believes that further shifting of savings may occur based on the current level of interest rates offered on time deposits. The potential shift of savings has been considered and incorporated in the Company's asset/liability analysis and measurement of interest rate risk.

  The following table sets forth the maturity distribution of time deposits of $100,000 or more for the past three years (in thousands):

TABLE 14 Maturity Distribution of Time Deposits of $100,000 or More


                                                      December 31
                                          ----------------------------------
                                            1997         1996         1995
                                            ----         ----         ----
3 months or less                          $ 57,309     $ 45,330      $35,001
Over 3 months but within 6 months           28,042       22,190       19,967
Over 6 months but within 12 months          15,353       23,873       14,663
Over 12 months                              18,225       15,980       12,687
                                          --------     --------      -------
      Total                               $118,929     $107,373      $82,318
                                          ========     ========      =======


Short-term Borrowings

  Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and notes payable. Information relating to short-term borrowings for the last three years is presented below (in thousands):

TABLE 15 Short-term Borrowings

                                                         1997          1996          1995
                                                         ----          ----          ----
At December 31:
   Securities sold under agreements to repurchase       $45,569       $40,706       $47,002
   Federal funds purchased                                    -        13,000             -
   Notes payable                                              -         7,000             -
                                                        -------       -------       -------
      Total                                             $45,569       $60,706       $47,002
                                                        =======       =======       =======
      Average interest rate                                3.69%         3.24%         3.88%
                                                           ====          ====          ====

                                                             1997         1996         1995
                                                             ----         ----         ---
Maximum Outstanding at Any Month-end During the Year:
  Securities sold under agreements to repurchase            $53,717      $50,790      $51,553
  Federal funds purchased                                    19,000       16,500            -
  Notes payable                                               5,000       14,000        5,000
                                                           ---------    ---------    ---------
    Total                                                   $77,717      $81,290      $56,553
                                                           =========    =========    =========

Averages for the Year:
  Securities sold under agreements to repurchase            $48,858      $45,846      $41,749
  Federal funds purchased                                     3,269        1,643            -
  Notes payable                                               2,145        9,315        2,689
                                                           ---------    ---------    ---------
    Total                                                   $54,272      $56,804      $44,438
                                                           =========    =========    =========

    Average interest rate                                      4.13%        4.01%        4.16%
                                                               =====        =====        =====

  Securities sold under agreements to repurchase primarily represent borrowings originated as part of cash management services offered to corporate customers. Substantially all of the borrowings mature in one business day. Federal funds purchased represent temporary overnight borrowings from correspondent banks.

   Notes payable represented borrowings by the Company to partially fund bank acquisitions. For more information on acquisitions and borrowings, see "Note 2-Acquisition" and "Note 7 - Notes Payable" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

Asset/Liability Management and Interest Rate Risk

  The composition of the Company's balance sheet consists of investments in earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and short-term borrowings). All of the Company's financial instruments are non-trading assets or liabilities, except for certain securities classified as trading. Such financial instruments have varying levels of sensitivity to changes in general market interest rates. The Company's net interest income is dependent, among other things, on the amounts and yields of its earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market interest rates or interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of earning assets differ significantly from the maturity or repricing characteristics of interest-bearing liabilities.

  The primary goals of asset/liability management are to maximize net interest income within the interest rate risk limits approved by the Company's board of directors. A principal objective of the Company's asset/liability management effort is to balance the various factors that generate interest rate risk, thereby maintaining the interest rate sensitivity of the Company within acceptable risk levels. The Company's exposure to interest rate risk is managed primarily by selecting the types and terms of interest-sensitive assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the primary funding sources are interest-bearing customer deposits, the Company's ability to manage the types and terms of such deposits is limited due to customer investment and maturity preferences. In addition, the Company's ability to manage interest-bearing deposits is further limited by competing deposit and investment products offered by other financial institutions and non-banking companies. The terms and interest rates charged or earned on loans made and securities purchased by the Company permit it to achieve a positive interest rate spread while at the same time limiting its exposure to interest rate risk.

  To measure its interest rate sensitivity position, the Company utilizes a simulation model that facilitates the forecasting of net interest income under a variety of interest rate and growth scenarios. Simulation modeling is performed over time horizons of twelve and twenty-four months. Incorporated into the forecasts are changes in the absolute level of interest rates, changes in the shape of the yield curve and changes in interest rate relationships. The model also includes assumptions about how the balance sheet is likely to evolve under different interest rate scenarios. Such assumptions include, but are not limited to, the following: (i) loan and deposit growth and run-off assumptions are made based on historical trends, the absolute level of interest rates and management's growth expectations and outlook; (ii) changes in cash flows due to prepayments on mortgage-backed securities and real estate loans are based on each interest rate scenario;
(iii) prepayments on mortgage-backed securities are projected based on consensus prepayment estimates of securities brokers; (iv) prepayments on real estate loans are estimated based on management's interest rate stratification of loans and assumptions of prepayment expectations; (v) the maturity of most time deposits are assumed to renew within the same maturity category; and (vi) a portion of savings deposits are assumed to run-off or shift into certain time deposit categories.

  To manage interest rate risk, the Company assesses its current risk position in light of interest rate forecasts and develops and implements specific lending, funding and investment strategies. Strategies are monitored and evaluated to determine if they achieve the desired objectives. The Company may also use derivative financial instruments, including interest rate swaps, caps floors, futures and options, to manage interest rate risk. To date such instruments have not been utilized.

  The Company's asset/liability policy has established guidelines that limit to 5% the amount of forecasted net interest income risk over a twelve month period. Net interest income is measured assuming a 200 basis point increase or decrease in market interest rates during the twelve month period, occurring in 50 basis point quarterly increments. The results of these scenarios are compared to a base "stable rate" scenario under which market interest rates remain at current levels for the twelve month period. If the projected change in net interest income in the rising or falling interest rate scenario is more than 5% of stable rate net interest income, management is required to develop strategies to manage or reduce this risk.

  Set forth in the following table is the Company's forecasted percentage change in interest income or expense in a rising or falling rate scenario as computed in accordance with policy guidelines as of December 31, 1997:

Table 16  Sensitivity Analysis Table


                                                 Percentage Change in
                                              Interest for Each Category
                                            Due to Change in Interest Rate
                                           --------------------------------
                                               -2.00%           +2.00%
                                           --------------   ---------------

Earning assets (TE):

  Loans:
    Fixed-rate                                     (7.2)%              3.2%
    Variable-rate                                 (14.4)%             14.4%

  Securities and short-term investments:

    Fixed-rate                                      3.6%               0.2%
    Variable-rate                                 (10.6)%              1.7%
      Total earning assets                         (4.7)%              3.9%

Interest-bearing liabilities:

  Deposits:

    Fixed-rate(1)                                  (1.4)%              1.4%
    Variable-rate(2)                              (16.3)%             15.5%
  Short-term borrowings                           (36.3)%             43.5%
      Total interest-bearing liabilities          (15.0)%             14.6%

      Net interest income (TE)                       3.6%            (4.8)%


--------------------
(1) Includes NOW and savings deposits
(2) Includes money market accounts and time deposits.

  As indicated in Table 16, the results of simulation modeling as of December 31, 1997 project net interest income would decrease by approximately 4.8% of stable rate net interest income if market interest rates gradually increased two percentage points over the next year. The model projects that net interest income would increase by approximately 3.6% of stable rate net interest income if market interest rates gradually decreased by two percentage points over the next year. In either case, the Company's estimated change in net interest income fall within the 5% policy guidelines. Management believes that its interest rate sensitivity position is appropriate given the current economic and interest rate environment.

  The computation of forecasted effects of hypothetical market interest rate changes is based upon numerous assumptions, including the slope of the yield curve, relative levels of market interest rates, prepayments of loans and securities and deposit decay, and should not be relied upon as indicative of actual future results. Further, the forecasted effects do not take into consideration any actions that management may take in response to changes in market conditions, inflation expectations or interest rates.

Liquidity

  Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. Heritage Bank's immediate liquidity needs have historically been met by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities. When necessary, Heritage Bank may purchase up to $55 million under informal federal funds lines with correspondent banks. In 1997 Heritage Bank's average amount of federal funds sold was approximately $8 million. For the three and twelve months ended December 31, 1997, the aggregate principal payments received on mortgage-backed and asset-backed securities totaled approximately $14 million and $55 million, respectively. At December 31, 1997, Heritage Bank had $19 million of securities having contractual maturities of one year or less and expects to receive approximately $58 million of payments on mortgage-backed and asset-backed securities over the next twelve months. The cash flow projections for mortgage-backed and asset-backed securities are based on consensus prepayment estimates of securities brokers. Other sources of potential liquidity include the sale of securities classified as available-for-sale and advances under a $143 million credit facility with the Federal Home Loan Bank.

  For the parent company, Heritage Financial Services, Inc. ("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from Heritage Bank. Regulatory authorities limit the amount of dividends which can be paid by Heritage Bank without prior approval from such authorities. At December 31, 1997, the amount of undistributed earnings of Heritage Bank available for payment of dividends within such limitations was sufficient to fund the anticipated cash requirements of HFS. For a further discussion of Heritage Bank's capital requirements and dividend restrictions, see "Note 16 - Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

Capital

  At December 31, 1997 total shareholders' equity increased to $122.2 million, up $16.5 million or 16% from December 31, 1996. In 1996 shareholders' equity increased $8.9 million or 9% compared with year-end 1995. The growth in equity primarily reflected the retention of current year earnings, less dividends paid, cost of treasury stock purchased and reissued, and changes in the composition and market values of securities available-for-sale.

  In 1997 the Company paid dividends of 40 cents per share, an increase of 14% over the 1996 annual dividend rate. On January 13, 1998, the board of directors increased the annual dividend rate 10% to 44 cents per share, payable quarterly at the rate of 11 cents per share. The dividend policy of the Company is designed to balance the shareholder interest in current return with the need to retain adequate capital to support future asset growth.

  The capital ratios of the Company and Heritage Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. For a further discussion of capital requirements, see "Note 16 - Regulatory Restrictions and Capital Adequacy" of the Notes to Consolidated Financial Statements included under Item 8 of this document.

  In June, 1996, the Company's board of directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plan. In May, 1997, the board of directors authorized the repurchase of an additional 68,850 shares as a result of the Company's 1997 three-for-two stock split. The shares were authorized to be repurchased from time to time in the open market or in private transactions. In 1997, on a split adjusted basis, the Company repurchased 205,001 common shares at a cost of $3,446,000 and reissued 296,128 treasury shares upon the exercise of stock options. In 1996, on a split adjusted basis, the Company repurchased 130,950 common shares at a cost of $1,852,000 and reissued 1,912 treasury shares upon the exercise of stock options. At December 31, 1997, the Company had 129,049 common shares remaining to be repurchased under the stock repurchase program. Effective January 14, 1998, the Company rescinded the balance of its stock repurchase program in connection with the proposed merger discussed below.

  On May 14, 1997, the board of directors of Heritage Financial Services, Inc. declared a three-for-two stock split, payable June 13, 1997, to shareholders of record at the close of business on May 27, 1997. The board of directors also voted to eliminate the par value of common shares. As a result of the stock split, shareholders of record as of May 27, 1997 received one additional common share for every two shares owned. Shareholders entitled to fractional shares received cash in lieu of fractional shares. Per share information included in the consolidated financial statements has been adjusted to reflect the split.

Proposed Merger

  On January 14, 1998, the Company, First Midwest Bancorp, Inc. ("First Midwest") and First Midwest Acquisition Corporation, a wholly owned subsidiary of First Midwest ("Acquisition Corporation"), entered into an Agreement and Plan of Merger ("Merger Agreement") whereby the Company will be merged with and into Acquisition Corporation (the "Merger"). Pursuant to the Merger Agreement, the transaction will be structured as a tax-free exchange and accounted for as a pooling-of-interests. Each of the Company's outstanding common shares will be converted into 0.7695 shares of First Midwest common stock. The Merger is conditioned upon, among other things, approval by the shareholders of both the Company and First Midwest and receipt of customary regulatory approvals. The Merger Agreement has been approved by the boards of directors of both companies. It is anticipated that the acquisition will be consummated late in the second quarter of 1998.

  Incident to the entry into the Merger Agreement, the Company and First Midwest executed a Stock Option Agreement (the "Option Agreement") pursuant to which the Company granted First Midwest an option to acquire up to 2,400,000 common shares (representing 19.9% of the Company's then outstanding common shares) at a price of $21.25 per share, subject to certain terms and conditions set forth in the Option Agreement.

New Accounting Pronouncements Not Yet Effective

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No ("SFAS") 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires an entity to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Companies are also required to report comparative totals for comprehensive income in interim reports. Management is currently considering the impact of SFAS 130, but does not believe it will have a material effect on the Company's consolidated financial statements.

  In June 1997, FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. The statement also requires public companies to report certain information about their products and services and the geographic areas in which they operate. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The statement does not need to be applied to interim financial statements in the initial year of its application, but such comparative information will be required in interim statements in the second year. At this time, management is assessing this statement and has not determined whether the new reporting provisions will require supplemental disclosures by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                                        December 31 ,
                                                                                                  --------------------------
                                                                                                     1997            1996
                                                                                                     ----            ----
ASSETS
Cash and due from banks                                                                           $   48,214      $   43,830
Federal funds sold and interest-bearing deposits                                                       2,864            -
                                                                                                  ----------      ----------
  Total cash and cash equivalents                                                                     51,078          43,830

Securities:
  Held-to-maturity (market value: $116,544 in 1997 and $117,046 in 1996)                             113,101         115,913
  Available-for-sale, at market                                                                      407,087         392,754
  Trading, at market                                                                                     450             262
                                                                                                  ----------      ----------
    Total securities                                                                                 520,638         508,929

Loans, net of unearned income                                                                        711,541         639,004
  Less: allowance for loan losses                                                                     (9,621)         (9,407)
                                                                                                  ----------      ----------
    Net loans                                                                                        701,920         629,597

Premises and equipment                                                                                19,585          18,786
Goodwill and core deposit intangibles                                                                 16,190          18,196
Other assets                                                                                           9,910           9,682
                                                                                                  ----------      ----------
    Total assets                                                                                  $1,319,321      $1,229,020
                                                                                                  ==========      ==========
LIABILITIES
Demand deposits                                                                                   $  186,358      $  185,705
NOW and money market accounts                                                                        262,679         190,955
Savings deposits                                                                                     189,128         203,483
Time deposits                                                                                        501,466         473,160
                                                                                                  ----------      ----------
    Total deposits                                                                                 1,139,631       1,053,303
Federal funds purchased                                                                                 -             13,000
Securities sold under agreements to repurchase                                                        45,569          40,706
Notes payable                                                                                           -              7,000
Other liabilities                                                                                     11,915           9,324
                                                                                                  ----------      ----------
    Total liabilities                                                                              1,197,115       1,123,333
                                                                                                  ----------      ----------
SHAREHOLDERS' EQUITY
Preferred shares - no par value; shares authorized: 12,000,000;
  shares issued: none                                                                                   -              -
Common shares - no par value in 1997, $.625 par value in 1996;
  shares authorized: 16,000,000; shares issued: 12,128,313 in 1997
  and 11,950,548 in 1996                                                                                -              4,979
Surplus                                                                                               24,181          17,634
Retained earnings                                                                                     93,346          83,374
Net unrealized gains on securities, net of tax                                                         5,367           1,525
Treasury stock, at cost  (37,911 shares in 1997 and 129,038 shares in 1996)                             (688)         (1,825)
                                                                                                  ----------      ----------
    Total shareholders' equity                                                                       122,206         105,687
                                                                                                  ----------      ----------
    Total liabilities and shareholders' equity                                                    $1,319,321      $1,229,020
                                                                                                  ==========      ==========
See accompanying notes to consolidated financial statements.


              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands except per share data)


                                                                         Year Ended December 31,
                                                                     -------------------------------
                                                                      1997        1996        1995
                                                                     -------     -------     -------
Interest Income
  Loans, including fees                                              $57,772     $52,907     $48,156
  Securities:
    Taxable                                                           25,088      24,001      18,881
    Exempt from federal income taxes                                   7,872       6,222       4,445
  Federal funds sold and interest-bearing deposits                       424         694       2,378
                                                                     -------     -------     -------
    Total interest income                                             91,156      83,824      73,860
                                                                     -------     -------     -------
Interest Expense
  Deposits                                                            40,692      36,327      31,516
  Short-term borrowings                                                1,904       1,675       1,661
  Notes payable                                                          140         604         187
                                                                     -------     -------     -------
    Total interest expense                                            42,736      38,606      33,364
                                                                     -------     -------     -------
    Net interest income                                               48,420      45,218      40,496
Provision for loan losses                                                600         400         200
                                                                     -------     -------     -------
    Net interest income after provision for loan losses               47,820      44,818      40,296
                                                                     -------     -------     -------
Other Income
  Service charges on deposit accounts                                  5,210       4,477       4,097
  Income for trust services                                              874         784         737
  Investment product fees                                              1,257       1,134         909
  Other operating income                                               1,975       1,209       1,005
  Securities gains                                                       291         120         223
                                                                     -------     -------     -------
    Total other income                                                 9,607       7,724       6,971
                                                                     -------     -------     -------
Other Expense
  Salaries and employee benefits                                      17,307      16,645      15,146
  Net occupancy expense                                                3,190       3,107       2,618
  Equipment expense                                                    1,731       1,697       1,569
  Federal deposit insurance premiums                                     123          53         958
  Data processing expense                                              1,247       1,105         817
  Amortization of intangible assets                                    2,006       2,251       1,613
  Other operating expenses                                             6,161       5,943       4,949
                                                                     -------     -------     -------
    Total other expense                                               31,765      30,801      27,670
                                                                     -------     -------     -------
    Income before income taxes                                        25,662      21,741      19,597
Income tax expense                                                     7,869       6,903       6,303
                                                                     -------     -------     -------
    Net income                                                       $17,793     $14,838     $13,294
                                                                     =======     =======     =======
Net income per common share:
  Basic                                                                $1.48       $1.25       $1.12
  Diluted                                                              $1.43       $1.19       $1.07

Weighted average common and common equivalent
  shares outstanding:
   Basic                                                          12,052,443  11,898,714  11,905,635
   Diluted                                                        12,463,805  12,486,834  12,463,506

See accompanying notes to consolidated financial statements.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (in thousands except per share data)

                                                                                                 Net
                                                                                              Unrealized
                                         Preferred    Common                    Retained    Gains (Losses)   Treasury
                                          Shares      Shares       Surplus      Earnings    on Securities     Stock         Total
                                          ------      ------       -------      --------    -------------     -----         -----
Balance, January 1, 1995                       -      $ 4,947     $ 17,385      $ 62,879        $  (2,100)                 $ 83,111
 Net income                                    -           -            -         13,294               -                     13,294
 Cash dividends ($.29 per share)               -           -            -         (3,492)              -                     (3,492)
 Common shares issued upon
  exercise of stock options                    -           15          114            -                -                        129
 Change in net unrealized gains
  (losses) on securities, net of
  related taxes of $2,468                      -           -            -             -             3,741                     3,741
                                         ---------    -------     --------      --------        ---------     -------      --------
Balance, December 31, 1995                     -        4,962       17,499        72,681            1,641                    96,783
 Net income                                    -           -            -         14,838               -                     14,838
 Cash dividends ($.35 per share)               -           -            -         (4,125)              -                     (4,125)
 Common shares issued upon
  exercise of stock options                    -           17          135            -                -                        152
 Purchases of common shares                    -           -            -             -                -       (1,852)       (1,852)
 Treasury stock reissued upon
  exercise of stock options                    -           -            -            (20)              -           27             7
 Change in net unrealized gains
  (losses) on securities, net of
  related taxes of $(76)                       -           -            -             -              (116)         -           (116)
                                         ---------    -------     --------      --------        ---------     -------      --------
Balance, December 31, 1996                     -        4,979       17,634        83,374            1,525      (1,825)      105,687
 Net income                                    -           -            -         17,793               -           -         17,793
 Cash dividends ($.40 per share)               -           -            -         (4,831)              -           -         (4,831)
 Change in common share par value              -       (5,053)       5,053            -                -           -             -
 Common shares issued upon
  exercise of stock options                    -           74          877            -                -           -            951
 Purchases of common shares                    -           -            -             -                -       (3,446)       (3,446)
 Treasury stock reissued upon
  exercise of stock options                    -           -           617        (2,990)              -        4,583         2,210
 Change in net unrealized gains
  (losses) on securities, net of
  related taxes of $2,536                      -           -            -             -             3,842          -          3,842
                                         ---------    -------     --------      --------        ---------     -------      --------
Balance, December 31, 1997                     -      $    -      $ 24,181      $ 93,346        $   5,367     $  (688)     $122,206
                                         =========    =======     ========      ========        =========     =======      ========

  See accompanying notes to consolidated financial statements.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                     Year Ended December 31,
                                                                               -----------------------------------
                                                                                1997          1996          1995
                                                                               -------       -------       -------
Operating Activities
  Net income                                                                    $17,793       $14,838       $13,294
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Discount accretion on securities                                             (1,925)       (1,473)         (978)
    Deferred loan fee accretion                                                    (394)         (452)         (311)
    Provision for loan losses                                                       600           400           200
    Securities gains                                                               (291)         (120)         (223)
    Depreciation and amortization                                                 1,877         1,740         1,690
    Deferred income taxes                                                          (450)         (346)         (464)
    Net amortization of purchase accounting adjustments                           2,442         2,818         2,085
    Increase in accrued interest income                                            (503)         (270)       (1,249)
    Increase in accrued interest expense                                             78           115           703
    Other, net                                                                    1,576           869          (430)
                                                                              ---------     ---------     ---------
       Net cash provided by operating activities                                 20,803        18,119        14,317
                                                                              ---------     ---------     ---------
Investing Activities
  Securities held-to-maturity:
    Proceeds from maturities, repayments and calls                               12,045         9,894        51,333
    Purchases                                                                    (8,472)      (25,635)     (114,787)
  Securities available-for-sale:
    Proceeds from maturities, repayments and calls                               66,168        88,142        14,391
    Proceeds from sales                                                          57,490        38,093         7,962
    Purchases                                                                  (130,397)     (150,994)      (58,834)
  Purchase of trading security                                                        -          (250)            -
  Net increase in loans                                                         (73,651)      (35,308)      (45,985)
  Purchases of premises and equipment                                            (2,780)       (2,180)       (1,288)
  Proceeds from sales of other real estate owned                                    695           945           645
  Purchase price of acquired bank net of cash and cash equivalents                    -        (7,798)            -
                                                                              ---------     ---------     ---------
       Net cash used in investing activities                                    (78,902)      (85,091)     (146,563)
                                                                              ---------     ---------     ---------
Financing Activities
  Net increase in deposits                                                       86,404        56,946        91,848
  Net increase (decrease) in federal funds purchased                            (13,000)       13,000             -
  Net increase (decrease) in securities sold under agreements to repurchase       4,863       (10,205)       13,984
  Proceeds from notes payable                                                         -        14,000             -
  Principal payments on notes payable                                            (7,000)       (7,000)       (6,500)
  Proceeds from stock option exercises                                            1,134           159           129
  Dividends paid                                                                 (4,831)       (4,125)       (3,492)
  Purchases of common shares                                                     (2,223)       (1,852)            -
                                                                              ---------     ---------     ---------
       Net cash provided from financing activities                               65,347        60,923        95,969
                                                                              ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                              7,248        (6,049)      (36,277)
Cash and cash equivalents at beginning of year                                   43,830        49,879        86,156
                                                                              ---------     ---------     ---------
Cash and cash equivalents at end of year                                        $51,078       $43,830       $49,879
                                                                              =========     =========     =========
Supplemental disclosures:
  Interest paid                                                                 $42,734       $38,595       $32,807
  Income taxes paid                                                               8,400         6,825         7,005
Supplemental schedule of non-cash investing activities:
  Securities transferred from held-to-maturity to available-for-sale            $     -       $     -      $205,290
  Loans transferred to other real estate owned                                      767           901           735
  Loans made in connection with the disposition of other real estate owned            -           370             -
Supplemental schedule of non-cash financing activities:
  Purchases of common shares                                                    $ 1,223       $     -      $      -

See accompanying notes to consolidated financial statements.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to prevailing practices within the banking industry. The significant accounting and reporting policies of Heritage Financial Services, Inc. and subsidiaries are as follows:

Principles of Consolidation

  The consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its wholly-owned subsidiaries, Heritage Bank, First National Bank of Lockport (a national banking association limited to trust and insurance agency operations) and Heritage Trust Company (collectively, the "Company"). Significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

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

Use of Estimates in Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.

Statements of Cash Flows

  For purposes of reporting cash flows in the Statements of Cash Flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits at other institutions. Generally, federal funds are sold for one-day periods and interest-bearing deposits generally mature in 90 days or less. Included in the 1996 Statement of Cash Flows is the purchase price of an acquisition, net of cash and cash equivalents acquired.

Securities

  Securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost.
Securities that may be sold as part of the Company's management of interest rate risk, liquidity, or in response to or in anticipation of changes in interest rates and prepayment risk, or for other similar factors, are classified as available-for-sale. Securities available-for-sale are carried at their estimated market values, and net unrealized gains and losses, net of tax, are reported as a separate category of shareholders' equity. Premiums and discounts on securities held-to-maturity and securities available-for-sale are amortized in a manner that approximates the level yield method. Trading securities are carried at market value and changes in fair value are recorded as securities gains or losses. Realized gains and losses on securities sold are computed based on the adjusted cost of the specific securities sold.

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

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Derivative Financial Instruments

  A derivative financial instrument is a futures, forward, swap, or option contract, or other financial instrument with similar characteristics. At December 31, 1997 and 1996, the Company's derivative financial instruments were limited to fixed-rate and variable-rate loan commitments.

Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization have been computed principally using the straight-line method. Rates of depreciation are generally based on the following useful lives: building--40 to 50 years; building improvements, furniture and equipment--3 to 15 years.

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

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Stock Options

  The Company accounts for employee stock option plans under APB Opinion 25 and related Interpretations. Accordingly, no compensation expense is recognized for grants of stock options.

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

Earnings Per Share

  Effective December 15, 1997, the Company adopted SFAS 128, "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with earnings per common share ("basic EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS 128 also requires presentation of EPS assuming dilution ("diluted EPS"). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's potential dilutive instruments represent common shares issuable under its stock option plans. The dilutive effect of stock options is computed using the treasury stock method. In accordance with SFAS 128, the Company has restated all prior period earnings per share data. Weighted average common shares have also been adjusted to reflect the Company's 1997 three-for-two stock split. The computation of basic and diluted EPS is set forth in Note 12 .

Capital Structure

  Effective December 15, 1997, the Company adopted SFAS 129, "Disclosure of Information About Capital Structure". SFAS 129 essentially consolidates disclosure requirements found in other previously existing literature regarding capital structure. Since SFAS 129 contains no changes in disclosure requirements, the adoption of this standard had no effect on the Company's capital structure disclosures.

Transfers of Financial Assets, Servicing Rights and Extinguishment of
Liabilities

  As of January 1, 1997, the Company adopted the provisions of SFAS 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities". SFAS 125 sets forth accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In December 1996, FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125". SFAS 127 defers the effective date of certain provisions of SFAS 125 for one year. The adoption of SFAS 125 did not have a material effect on the Company's consolidated financial condition or results of operations.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements Not Yet Effective

  In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. SFAS 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires an entity to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Companies are also required to report comparative totals for comprehensive income in interim reports. Management is currently considering the impact of SFAS 130, but does not believe it will have a material effect on the Company's consolidated financial statements.

  In June 1997, FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. The statement also requires public companies to report certain information about their products and services and the geographic areas in which they operate. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The statement does not need to be applied to interim financial statements in the initial year of its application, but such comparative information will be required in interim statements in the second year. At this time, management is assessing this statement and has not determined whether the new reporting provisions will require supplemental disclosures by the Company.


NOTE 2 - ACQUISITION

  On February 2, 1996, the Company acquired all of the common stock of the First National Bank of Lockport ("Lockport") for $16,820,000 in cash. The acquisition was funded with cash and borrowings of $14,000,000 under a revolving line of credit facility. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Lockport have been included in the consolidated statement of income from the date of acquisition. In connection with the acquisition, the Company acquired assets with an aggregate fair value of $104,375,000 and assumed deposits and other liabilities of $87,555,000.


NOTE 3 - SECURITIES

  The amortized cost and estimated market values of securities held-to-maturity are as follows (in thousands):


                                       Amortized     Unrealized    Unrealized     Market
                                         Cost          Gains         Losses        Value
                                         ----          -----         ------        -----
December 31, 1997
  State and municipal obligations      $113,101      $  3,514      $   (71)      $116,544
                                       ========      ========      ========      ========
December 31, 1996
   State and municipal obligations     $115,913      $  1,986      $  (853)      $117,046
                                       ========      ========      ========      ========

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The amortized cost and estimated market values of securities available-for-sale are as follows (in thousands):


                                             Amortized    Unrealized    Unrealized     Market
                                               Cost         Gains         Losses       Value
                                               ----         -----         ------       -----
December 31, 1997
  Mortgage-backed securities:
    REMICs and CMOs                           $150,471      $ 2,582     $   (47)      $153,006
    Adjustable rate mortgage pools              27,752          998           -         28,750
    Pass-through obligations and pools         127,084        3,300         (54)       130,330
  Asset-backed securities                       29,434          395         (19)        29,810
  U.S. Treasury and governmental agencies        6,007            6          (7)         6,006
  State and municipal obligations               52,378        1,758          (8)        54,128
  Other securities                               5,057            -           -          5,057
                                              --------      -------     --------      --------
    Total                                     $398,183      $ 9,039     $  (135)      $407,087
                                              ========      =======     ========      ========
December 31, 1996
  Mortgage-backed securities:
    REMICs and CMOs                           $166,171      $ 1,410     $  (872)      $166,709
    Adjustable rate mortgage pools              66,623        1,484         (42)        68,065
    Pass-through obligations and pools          91,700          973        (320)        92,353
  Asset-backed securities                       33,554          212        (233)        33,533
  U.S. Treasury and governmental agencies       14,791           27         (91)        14,727
  State and municipal obligations               12,471            2         (19)        12,454
  Other securities                               4,912            2          (1)         4,913
                                              --------      -------     --------      --------
    Total                                     $390,222      $ 4,110     $(1,578)      $392,754
                                              ========      =======     ========      ========

  Securities with carrying values of $155,514,000 and $162,920,000 at December 31, 1997 and 1996, respectively, were pledged principally to secure public fund deposits and securities sold under agreements to repurchase.

  Proceeds from sales of securities available-for-sale were $57,740,000 in 1997, $38,093,000 in 1996 and $7,962,000 in 1995. In 1997 gross gains from sales were
$482,000 and gross losses were $381,000. In 1997 calls of securities resulted in gross gains of $1,000. The balance of securities gains recognized in 1997 reflected a market value adjustment of an investment security classified as trading. In 1996 gross gains from sales were $63,000 and gross losses were $121,000. In 1996 a gain of $135,000 was recognized on the payoff of a tax-exempt obligation that was in default and carried on nonaccrual status. In 1996 calls of securities resulted in gross gains of $30,000. In 1995 gross gains from sales were $177,000. In 1995 calls of securities resulted in gross gains of $47,000 and gross losses of $1,000. Income tax expense recognized on net securities gains was $116,000 in 1997, $43,000 in 1996 and $93,000 in 1995.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The following table summarizes the contractual maturities of securities held-to-maturity and available-for-sale at December 31, 1997. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay these obligations without penalties. The stated maturities of mortgage-backed and asset-backed securities are presented in total since the principal cash flows of these securities are not received at a single maturity date (in thousands):

                                               Amortized        Market
                                                 Cost            Value
                                                 ----            -----
Held-to-Maturity:
  Due in one year or less                      $  11,150       $  11,282
  Due after one year through five years           31,569          32,200
  Due after five years through ten years          59,922          61,957
  Due after ten years                             10,460          11,105
                                               ---------       ---------
    Total held-to-maturity                     $ 113,101       $ 116,544
                                               =========       =========

Available-for-Sale:
  Due in one year or less                      $  10,276       $  10,275
  Due after one year through five years            1,577           1,602
  Due after five years through ten years          10,313          10,458
  Due after ten years                             41,276          42,856
                                               ---------       ---------
    Subtotal                                      63,442          65,191
  Mortgage-backed securities                     305,307         312,086
  Asset-backed securities                         29,434          29,810
                                               ---------       ---------
    Total available-for-sale                   $ 398,183       $ 407,087
                                               =========       =========

NOTE 4 - LOANS

  The following table summarizes loan balances by category as of December 31, 1997 and 1996 (in thousands):

                                                  1997           1996
                                                  ----           ----
Commercial and industrial                      $ 163,967       $ 143,811
Commercial real estate                           157,809         148,798
Construction                                      12,188          13,515
Residential real estate                          275,482         239,380
Home equity                                       95,924          85,113
Other consumer                                     7,406          10,192
                                               ---------       ---------
  Gross loans                                    712,776         640,809
less: unearned income                            (1,235)         (1,805)
                                               ---------       ---------
  Loans, net of unearned income                $ 711,541       $ 639,004
                                               =========       =========

  Loans on which the accrual of interest has been discontinued amounted to $903,000 and $3,421,000 at December 31, 1997 and 1996, respectively. If interest on those loans had been accrued at their original terms, such income would approximate $58,000 in 1997 and $170,000 in 1996. The amount of interest accrued on these loans and included in interest income was $18,000 in 1997 and $76,000 in 1996. At December 31, 1997, restructured loans totaled $139,000. There were no restructured loans at December 31, 1996.

  Real estate loans with carrying values of $10,843,000 and $10,686,000 at December 31, 1997 and 1996, respectively, were pledged to secure public fund deposits.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  Certain directors and executive officers of the Company and companies with which they are affiliated have obtained loans from the Bank on various occasions. All loans and loan commitments have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate balance of these loans was $8,670,000 at December 31, 1997 and $9,056,000 at December 31, 1996. During 1997 $5,802,000 of
new loans were made and repayments were $6,188,000.


NOTE 5 - ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

  The changes in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                 1997      1996      1995
                                 ----      ----      ----

Balance, beginning of year      $9,407    $8,477    $8,720
  Allowance of acquired bank         -     1,179         -
  Provision for loan losses        600       400       200
  Loan charge-offs                (706)     (925)     (865)
  Loan recoveries                  320       276       422
                                ------    ------    ------
Balance, end of year            $9,621    $9,407    $8,477
                                ======    ======    ======

  The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category as of December 31, 1997 and 1996 (in thousands):

                                   Amount of Impaired Loans
                            ---------------------------------------
                            No Valuation    Valuation                   Amount of
                             Allowance      Allowance                   Valuation
                              Required      Required        Total       Allowance
                              --------      --------        -----       ---------
December 31, 1997
  Commercial and industrial        $94          $171          $265          $4
  Commercial real estate           951           518         1,469          76
  Residential real estate          385           650         1,035         130
                                ------        ------        ------        ----
    Total impaired loans        $1,430        $1,339        $2,769        $210
                                ======        ======        ======        ====

December 31, 1996
  Commercial and industrial       $137          $646          $783        $275
  Commercial real estate           816           955         1,771         200
  Residential real estate          812           240         1,052          66
                                ------        ------        ------        ----
    Total impaired loans        $1,765        $1,841        $3,606        $541
                                ======        ======        ======        ====

  The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996, were $2,942,000 and $5,855,000, respectively. Interest income recognized on impaired loans totaled $144,000 in 1997 and $236,000 in 1996. Included in the total balance of impaired loans at December 31, 1997 and 1996, were nonaccrual loans of $742,000 and $2,951,000, respectively. Of the total amount of impaired loans at December 31, 1997, $717,000 were measured using the present value of expected future cash flows and $2,052,000 were measured based on the fair value of collateral.

          HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - PREMISES AND EQUIPMENT

  The following is a summary of the Company's premises and equipment as of December 31, 1997 and 1996 (in thousands):

                                                     1997        1996
                                                     ----        ----
Land                                               $ 5,333     $ 5,245
Buildings and improvements                          19,559      18,324
Furniture and equipment                             16,474      15,583
                                                   -------     -------
  Total cost                                        41,366      39,152
Less: accumulated depreciation and amortization    (21,781)    (20,366)
                                                   --------    -------
  Premises and equipment, net                      $19,585     $18,786
                                                   ========    =======

  The Company leases certain banking facilities under noncancelable operating leases which expire on various dates from 1998 through 2017. The leases contain renewal options for varying terms expiring between 2001 through 2007 and require the payment of property taxes, insurance and related expenses. The Company also leases certain equipment under cancelable and noncancelable leases with terms of up to three years. Total rent expense under operating leases amounted to $268,000 in 1997, $270,000 in 1996 and $234,000 in 1995. Aggregate amounts of minimum rental commitments under noncancelable operating leases are $2,957,000 and for each of the years subsequent to December 31, 1997, are $246,000 (1998), $253,000 (1999), $211,000 (2000), $172,000 (2001) and $117,000 (2002).

NOTE 7 - NOTES PAYABLE

  Notes payable, which were repaid in 1997, represented borrowings under a $20 million unsecured revolving line of credit. At December 31, 1996, the weighted average interest rate of notes payable was 6.59%.

NOTE 8 - COMMON AND PREFERRED SHARES

  In 1987 shareholders authorized 12,000,000 no par value preferred shares. The preferred shares may be issued in one or more series by the board of directors, which has been given the authority to establish or change the number of shares of each series, fix the designation and relative powers, preferences and rights and restrictions. At December 31, 1997 and 1996 there were no preferred shares issued.

  Pursuant to a Registration Statement on Form S-8 filed in March, 1993, as amended by a Post-Effective Amendment filed in May, 1997, the Company registered 1,241,700 common shares for issuance pursuant to the Company's stock option plans. Common shares issued pursuant to the exercise of stock options totaled 177,808 in 1997, 41,510 in 1996 and 35,081 in 1995.

  In June, 1996, the Company's board of directors approved a stock repurchase program which authorized the repurchase of up to 325,000 common shares to be used for the issuance of shares under the Company's stock option plans. In May, 1997, the board of directors authorized the repurchase of an additional 68,850 shares as a result of the Company's 1997 three-for-two stock split. The shares were authorized to be repurchased from time to time in the open market or in private transactions. In 1997, on a split adjusted basis, the Company repurchased 205,001 common shares at a cost of $3,446,000 and reissued 296,128 treasury shares upon the exercise of stock options. In 1996, on a split adjusted basis, the Company repurchased 130,950 common shares at a cost of $1,852,000 and reissued 1,912 treasury shares upon the exercise of stock options. At December 31, 1997, the Company had 129,049 common shares remaining to be repurchased under the stock repurchase program.

  On May 14, 1997, the Company's board of directors declared a three-for-two stock split, payable June 13, 1997, to shareholders of record at the close of business on May 27, 1997. The board of directors also voted to eliminate the par value of common shares. As a result of the stock split, shareholders of record as of May 27, 1997 received one additional common share for every two shares owned. Shareholders entitled to fractional shares received cash in lieu of fractional shares. Per share information included in the consolidated financial statements has been adjusted to reflect the split.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - STOCK OPTION PLANS

     In April, 1991, shareholders approved the 1990 Executive Equity Incentive Plan (the "Plan") which provides for the grant to certain officers and key employees of the Company of incentive and non-qualified stock options, tandem stock appreciation rights, stand-alone stock appreciation rights and limited stock appreciation rights, with respect to not more than 675,000 common shares (split adjusted). The Plan replaced the 1987 Stock Option Plan (the "Prior Plan") for grants of stock options after September, 1990. The Prior Plan provided for options of up to 1,125,000 common shares (split adjusted). Options outstanding under the Prior Plan retain the terms as set forth at the time such options were granted. The Plan and the Prior Plan (the "Option Plans") are administered by a Committee of the board of directors.

     The exercise prices of stock options granted under Option Plans were equal to the market prices on the dates of grant, and each such option has a maximum duration of ten years. Each option generally becomes exercisable in up to four annual installments, commencing one year from the date of grant.

     A summary of the Company's stock options for the years ended December 31, 1997 and 1996 is presented below (shares in thousands):

                                       Year Ended             Year Ended
                                    December 31, 1997      December 31, 1996
                                    -----------------      -----------------
                                             Weighted               Weighted
                                    Option   Average       Option   Average
                                    Shares    Price        Shares    Price
                                    ------    -----        ------    -----
Balance, beginning of period         1,022    $5.82         1,065    $5.73
  Granted                              -        -             -        -
  Exercised                           (474)   $4.98           (43)   $3.70
  Forfeited                            -        -             -        -
                                     -----                  -----
Balance, end of period                 548    $6.55         1,022    $5.82
                                     =====                  =====

     A summary of the Company's outstanding and exercisable options at December 31, 1997 is presented below (shares in thousands):

                                Outstanding Options        Exercisable Options
                            ---------------------------    -------------------
                                    Weighted   Average                Weighted
                            Option  Average   Remaining    Option     Average
Exercise Price Ranges:      Shares   Price      Life       Shares      Price
                            ------   -----      ----       ------      -----
  $4.73 - $7.08               418    $5.60     2.6 yrs       418       $5.60
  $9.00 - $11.00              130    $9.60     5.5 yrs       100       $9.20
                              ---                            ---
    Total                     548                            518
                              ===                            ===

NOTE 10 - PROFIT SHARING PLAN

     The Company has a noncontributory profit sharing plan which covers substantially all employees who meet certain age and employment requirements. The contribution to the plan each year is made in accordance with a resolution passed by the board of directors. Charges to expense with respect to the plan for the years ended December 31, 1997, 1996 and 1995 amounted to $1,120,000, $1,184,000 and $940,000, respectively.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 11 - INCOME TAXES

  The components of income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                      1997      1996      1995
                                                      ----      ----      ----
Current:
  Federal                                            $6,816    $5,644    $5,370
  State                                               1,504     1,605     1,397
                                                     ------    ------    ------
    Total current                                     8,320     7,249     6,767
                                                     ------    ------    ------
Deferred:
  Federal                                              (682)     (338)     (439)
  State                                                 231        (8)      (25)
                                                     ------    ------    ------
    Total deferred                                     (451)     (346)     (464)
                                                     ------    ------    ------
    Total income tax expense                         $7,869    $6,903    $6,303
                                                     ======    ======    ======

  A reconciliation of the federal statutory tax rate to the Company's effective tax rate for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                       1997      1996      1995
                                                       ----      ----      ----
Federal income tax at statutory rate                   35.0%     35.0%     35.0%
State income tax, net of federal income tax benefit     4.4       4.7       4.6
Amortization of goodwill                                1.5       1.8       1.5
Tax-exempt interest income, less disallowed interest
  expense                                             (10.1)     (9.7)     (8.3)
Other, net                                              (.1)      (.1)      (.6)
                                                      -----      ----      ----
     Actual effective income tax rate                  30.7%     31.7%     32.2%
                                                      =====      ====      ====

  The tax effects of temporary differences which comprise the significant portions of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                1997      1996
                                                                ----      ----
Deferred tax assets:
  Allowance for loan losses                                   $ 3,824   $ 3,690
  Loan fees                                                       229       288
  State net operating loss carryforward                           -         232
  Compensation expense                                            746       594
  Other                                                           131       123
                                                              -------   -------
                                                                4,930     4,927
                                                              -------   -------
Deferred tax liabilities:
  Purchase accounting adjustments                              (3,086)   (3,607)
  Net unrealized gains on securities                           (3,544)   (1,008)
  Depreciation                                                    (84)      (85)
  Other                                                           (80)       (6)
                                                              -------   -------
                                                               (6,794)   (4,706)
                                                              -------   -------
    Net deferred tax asset (liability)                        $(1,864)  $   221
                                                              =======   =======

  Management believes that it is more likely than not that deferred tax assets will be fully realized. As a result, no valuation allowances were recorded at December 31, 1997 and 1996.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 (in thousands, except per share data):

                                                             1997             1996              1995
                                                             ----             ----              ----
Net income available to common shareholders                 $17,793          $14,838           $13,294
                                                            =======          =======           =======
Weighted average common shares outstanding use
  in basic earnings per share calculation                    12,053           11,899            11,906
Dilutive effect of employee stock options after
  application of the treasury stock method                      411              588               558
                                                            -------          -------           -------
Weighted average number of shares outstanding adjusted
  for the effect of dilutive securities                      12,464           12,487            12,464
                                                            =======          =======           =======
  Basic earnings per share                                    $1.48            $1.25             $1.12
                                                              =====            =====             =====
  Diluted earnings per share                                  $1.43            $1.19             $1.07
                                                              =====            =====             =====

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

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

     The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 1997 and 1996 are as follows (in thousands):

                                                  1997           1996
                                                  ----           ----
Commitments to extend credit:
  Unused lines of credit:                       $ 65,564       $ 66,994
    Commercial and other                          32,293         19,808
    Home equity                                   27,768         29,019
  Commitments to originate credit               --------       --------
       Total                                    $125,625       $115,821
                                                ========       ========

Letters of credit                                $11,361         $9,199
                                                ========       ========

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

  At December 31, 1997, approximately 60% of the securities portfolio was comprised of mortgage-backed securities which consisted of pass-through securities directly or implicitly backed by the full faith and credit of the United States government. Concentrations of securities of a single issuer consisted of investments in tax-exempt obligations issued by the Village of Alsip. At December 31, 1997, the amortized cost and market value of Village of Alsip securities were $14,106,000 and $14,691,000, respectively. In addition to securities, the Company has granted tax-exempt loans to the Village of Alsip which totaled $4,462,000 at December 31, 1997. All securities and loans are secured by the general taxing authority of the respective issuer except for $257,000 in securities which are secured solely by revenue from certain real estate taxes. Some loans are further secured by real estate or other marketable collateral.

  The Company conducts substantially all of its lending activities in the southwest suburbs of Chicago and, to a lesser extent, the Chicago metropolitan area. Loans granted to businesses are primarily secured by business assets, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by automobiles, residential real estate or other personal assets. Since the Company's borrowers and its loan collateral have geographic concentration in the Chicago metropolitan area, the Company could have exposure to a decline in the local economy and real estate market. However, management believes that the diversity of its customer base and local economy, its knowledge of the local market and its proximity to customers limit the risk from exposure to adverse economic conditions.

Litigation

  The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

  As a financial institution, most of the Company's assets and liabilities are considered financial instruments. However, many of the Company's financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  Presented below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 (in thousands):

                                                   1997                               1996
                                          -------------------------          -------------------------
                                          Carrying        Estimated          Carrying        Estimated
                                           Value         Fair Value           Value         Fair Value
                                          --------       ----------          --------       ----------
Financial Assets:
  Cash and cash equivalents               $ 51,078        $ 51,078           $ 43,830        $ 43,830
  Securities:
    Held-to-maturity                       113,101         116,544            115,913         117,046
    Available-for-sale                     407,087         407,087            392,754         392,754
    Trading                                    450             450                262             262
  Loans, net                               701,920         717,239            629,597         636,671
  Interest receivable                        7,922           7,922              7,419           7,419

Financial Liabilities:
  Demand deposits                          186,358         186,358            185,705         185,705
  NOW, money market and savings deposits   451,807         451,807            394,438         394,438
  Time deposits                            501,466         500,678            473,160         473,184
  Federal funds purchased                       -               -              13,000          13,000
  Securities sold under agreements to
    repurchase                              45,569          45,569             40,706          40,706
  Notes payable                                 -               -               7,000           7,000
  Interest payable                           3,488           3,488              3,410           3,410

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

  Net loans with stated maturities have been valued using present value discounted cash flow techniques. The discount rates used to calculate the fair values of loans were the applicable risk-adjusted spreads to the U.S.Treasury curve to approximate current entry-value interest rates applicable to each category. No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. The Company believes that the risk factor embedded in the entry-value interest rates results in a fair valuation of such loans on an entry-value basis. It is assumed that the fair value of floating rate loans approximates the recorded book value. For real estate loans, contractual cash flows were adjusted for anticipated prepayments. For loans delinquent ninety days or more and nonaccrual loans, fair value is assumed to equal the recorded book value less specific reserves which have been allocated to these financial instruments.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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


NOTE 15 - CONDENSED FINANCIAL STATEMENTS - PARENT COMPANY

     The following presents the condensed Balance Sheets as of December 31, 1997 and 1996, and Statements of Income and Statements of Cash Flows for each of the three years ended December 31, 1997, for Heritage Financial Services, Inc. (in thousands):

Balance Sheets
                                                      1997           1996
                                                      ----           ----
Cash                                                $  3,889       $  2,678
Trading securities                                       450            262
Investment in bank subsidiaries                      115,804        108,629
Investment in non-bank subsidiary                      1,927          1,761
Other assets                                             911            153
                                                    --------       --------
   Total assets                                     $122,981       $113,483
                                                    ========       ========

Notes payable                                       $   -          $  7,000
Other liabilities                                        775            796
Shareholders' equity                                 122,206        105,687
                                                    --------       --------
   Total liabilities and shareholders' equity       $122,981       $113,483
                                                    ========       ========


Statements of Income
                                                    1997          1996         1995
                                                    ----          ----         ----
Income:
   Dividends from bank subsidiary                  $15,000       $18,500      $10,500
   Other income                                        291            71           40
                                                   -------       -------      -------
     Total income                                   15,291        18,571       10,540
                                                   -------       -------      -------
Expenses:
  Interest on notes payable                            141           604          187
  Salaries and employee benefits                       793           564          559
  Other expenses                                       499           429          320
                                                   -------       -------      -------
     Total expenses                                  1,433         1,597        1,066
                                                   -------       -------      -------
Income before income taxes and equity in
  undistributed earnings of subsidiaries            13,858        16,974        9,474
Income tax benefit                                    (436)         (634)        (460)
Equity in undistributed earnings of subsidiaries     3,499        (2,770)       3,360
                                                   -------       -------      -------
  Net income                                       $17,793       $14,838      $13,294
                                                   =======       =======      =======

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Statements of Cash Flows
                                                                 1997                1996               1995
                                                                 ----                ----               ----
Operating Activities:
  Net income                                                   $ 17,793            $ 14,838           $ 13,294
  Adjustments to reconcile net income to cash
    provided by operating activities:
       Equity in undistributed earnings of subsidiaries          (3,499)              2,770             (3,360)
       Securities gains                                            (188)                (12)                -
       Increase (decrease) in accrued expenses                      (21)                316                (48)
       Other, net                                                    56                  18                (94)
                                                               ---------          ----------          ---------
     Net cash provided by operating activities                   14,141              17,930              9,792
                                                               ---------          ----------          ---------
Investing Activities:
   Acquisition of bank subsidiary                                    -              (16,820)                 -
   Purchase of trading security                                      -                 (250)                 -
                                                               ---------          ----------          ---------
     Net cash used in investing activities                           -              (17,070)                 -
                                                               ---------          ----------          ---------
Financing Activities:
   Proceeds from notes payable                                       -               14,000                  -
   Principal payments on notes payable                           (7,000)             (7,000)            (6,500)
   Proceeds from stock option exercises                           1,134                 159                129
   Dividends paid                                                (4,831)             (4,125)            (3,492)
   Purchases of common stock                                     (2,223)             (1,852)                -
                                                               ---------          ----------          ---------
     Net cash provided by (used in) financing activities        (12,920)              1,182             (9,863)
                                                               ---------          ----------          ---------
Net increase (decrease) in cash                                   1,221               2,042                (71)
Cash at beginning of year                                         2,678                 636                707
                                                               ---------          ----------          ---------
Cash at end of year                                            $  3,899           $   2,678          $     636
                                                               =========          ==========         ==========

Supplemental disclosures:
  Interest paid                                                    $162                $582               $284
  Income tax benefit received                                       436                 634                460


NOTE 16 - REGULATORY RESTRICTIONS AND CAPITAL ADEQUACY

     Heritage Bank ("the Bank") is required to maintain vault cash and non-interest-bearing balances with the Federal Reserve Bank to satisfy reserve requirements. The average reserve requirement balances for the years ended December 31, 1997 and 1996 were $12,382,000 and $15,126,000, respectively.

     The Bank is subject to various capital requirements administered by its principal regulatory agency. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken could have a direct material effect on the Bank's and consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). The following table sets forth the actual and required regulatory capital amounts and ratios of the Company and Bank as of December 31, 1997 and 1996:


                                                                                                                  To Be Well
                                                                                   Minimum                      Capitalized Under
                                                                                 For Capital                    Prompt Corrective
                                                Actual                        Adequacy Purposes                 Action Provisions
                                           ----------------                   ------------------                -----------------
                                           Amount     Ratio                   Amount       Ratio                 Amount     Ratio
                                           ------     -----                   ------       -----                 ------     -----
December 31, 1997
  Tier I Capital to Average Assets
     Consolidated                         $100,651    7.81%   greater than    $51,572      4.00%
     Bank                                 $ 93,042    7.26%   greater than    $51,256      4.00%   greater than  $64,070    5.00%
  Tier I Capital to Risk Weighted Assets
     Consolidated                         $100,651   13.91%   greater than    $28,933      4.00%
     Bank                                 $ 93,042   12.86%   greater than    $28,951      4.00%   greater than  $43,426    6.00%
  Total Capital to Risk Weighted Assets
     Consolidated                         $109,700   15.17%   greater than    $57,866      8.00%
     Bank                                 $102,096   14.11%   greater than    $57,901      8.00%   greater than  $72,376   10.00%

December 31, 1996
  Tier I Capital to Average Assets
     Consolidated                         $ 85,757    7.19%   greater than    $47,723      4.00%
     Bank                                 $ 87,537    7.36%   greater than    $47,558      4.00%   greater than  $59,448    5.00%
  Tier I Capital to Risk Weighted Assets
     Consolidated                         $ 85,757   12.74%   greater than    $26,915      4.00%
     Bank                                 $ 87,537   13.03%   greater than    $26,874      4.00%   greater than  $40,311    6.00%
  Total Capital to Risk Weighted Assets
     Consolidated                         $ 94,183   14.00%   greater than    $53,830      8.00%
     Bank                                 $ 95,948   14.28%   greater than    $53,748      8.00%   greater than  $67,185   10.00%

     Management believes that the Company and the Bank meet all capital adequacy requirements as of December 31, 1997. The most recent notification from the Federal Deposit Insurance Corporation, dated December 31, 1997, categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum Tier 1 and total risk-based capital ratios and Tier 1 leverage ratios as set forth in the table above. Since December 31, 1997, there are no conditions or events that management believes have changed the Bank's capital category.

     Regulatory authorities limit the amount of dividends which can be paid by the Bank to Heritage Financial Services, Inc. without prior approval from such authorities. At December 31, 1997, $31,222,000 of undistributed earnings of the Bank were available for payment of dividends to Heritage Financial Services, Inc. without prior regulatory approval.

NOTE 17 - SUBSEQUENT EVENTS

     On January 14, 1998, the Company, First Midwest Bancorp, Inc. ("First Midwest") and First Midwest Acquisition Corporation, a wholly owned subsidiary of First Midwest ("Acquisition Corporation"), entered into an Agreement and Plan of Merger ("Merger Agreement") whereby the Company will be merged with and into Acquisition Corporation (the "Merger"). Pursuant to the Merger Agreement, the transaction will be structured as a tax-free exchange and accounted for as a pooling-of-interests. Each of the Company's outstanding common shares will be converted into 0.7695 shares of First Midwest common stock. In conjunction with the approval of the Merger Agreement, the Company rescinded the balance of its stock repurchase program authorized in June 1996.

              HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  The Merger is conditioned upon, among other things, approval by the shareholders of both the Company and First Midwest and receipt of customary regulatory approvals. The Merger Agreement has been approved by the boards of directors of both companies. It is anticipated that the acquisition will be consummated late in the second quarter of 1998.

  Incident to the entry into the Merger Agreement, the Company and First Midwest executed a Stock Option Agreement (the "Option Agreement") pursuant to which the Company granted First Midwest an option to acquire up to 2,400,000 common shares (representing 19.9% of the Company's then outstanding common shares) at a price of $21.25 per share, subject to certain terms and conditions set forth in the Option Agreement.


NOTE 18 - QUARTERLY FINANCIAL DATA (unaudited)

  The following sets forth condensed quarterly results of operations for 1997 and 1996 (in thousands, except per share data):

                                                        First      Second       Third      Fourth
                                                       Quarter     Quarter     Quarter     Quarter
                                                       -------     -------     -------     -------
1997
Interest income                                        $22,041     $22,575     $23,076     $23,464
Interest expense                                        10,057      10,519      10,917      11,243
                                                       -------     -------     -------     -------
  Net interest income                                   11,984      12,056      12,159      12,221
Provision for loan losses                                  150         150         150         150
Other income                                             2,301       2,234       2,342       2,730
Other expense                                            7,774       7,931       7,799       8,261
Income tax expense                                       2,030       1,957       2,054       1,828
                                                       -------     -------     -------     -------
  Net income                                           $ 4,331     $ 4,252     $ 4,498     $ 4,712
                                                       =======     =======     =======     =======

Net income per common share:
  Basic                                                   $.36        $.35        $.37        $.39
  Diluted                                                 $.35        $.34        $.36        $.38


1996
Interest income                                        $20,089     $21,015     $21,179     $21,541
Interest expense                                         9,347       9,520       9,808       9,931
                                                       -------     -------     -------     -------
  Net interest income                                   10,742      11,495      11,371      11,610
Provision for loan losses                                  100         100         100         100
Other income                                             1,682       1,936       2,089       2,017
Other expense                                            7,364       7,751       7,699       7,987
Income tax expense                                       1,483       1,811       1,804       1,805
                                                       -------     -------     -------     -------
  Net income                                           $ 3,477     $ 3,769     $ 3,857     $ 3,735
                                                       =======     =======     =======     =======

Net income per common share:
  Basic                                                   $.29        $.32        $.32        $.32
  Diluted                                                 $.28        $.30        $.31        $.30

                              MANAGEMENT'S REPORT



     Management of Heritage Financial Services, Inc. and subsidiaries (the "Company") has prepared and is responsible for the integrity and fairness of the financial statements and other financial information included in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and, when appropriate, include amounts based on management's estimates and judgment.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Heritage Financial Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 19, 1998

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbors provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, goals, objectives, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or other similar words or expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to: significant fluctuations in market interest rates; changes in general economic conditions and inflation; changes in the competitive environment that can affect the Company's funding and asset generation capabilities; changes in management's assessment of the adequacy of the allowance for loan losses based upon changes in the composition of the loan portfolio, loan delinquency rates, the level of loan losses, and business and market conditions that affect the value of collateral securing loans; legislative or regulatory changes which adversely affect the business of the Company or its subsidiaries, including federal deposit insurance premiums; changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of the Company are divided into three classes having staggered terms of three years. Class I consists of Messrs. Groebe, Sterling and Stranczek, whose terms expire in the year 2000. Class II consists of Messrs. Sampias, Gallagher, Mathis and Sieloff, whose terms expire in the year 1998. Class III consists of Messrs. Wojcik, Payan, Tichenor and Velo, whose terms expire in the year 1999. Each of the directors has served as a director of the Company, including its predecessor by merger, since 1981, except Mr. Stranczek, who became a director in 1983, Mr. Groebe, who became a director in 1984, and Messrs. Payan and Sieloff, who became directors in 1995. Messrs. Wojcik, Sampias and Groebe are also directors of the First National Bank of Lockport and Heritage Trust Company. None of the Company's directors or executive officers is related by blood, marriage or adoption.

     The following table sets forth certain information about each of the Company's directors and executive officers:


Name                         Age  Positions with the Company and Subsidiaries
----                         ---  -------------------------------------------
Directors
---------
Richard T. Wojcik         59      Chairman of the Board and Chief Executive Officer of the Company, Heritage Bank, First National
                                  Bank of Lockport and Heritage Trust Company and President of Heritage Trust Company
Frederick J. Sampias      50      President and a Director of the Company, Heritage Bank and First National Bank of Lockport and
                                  Vice Chairman of Heritage Trust Company
Ronald P. Groebe          58      Senior Executive Vice President, Secretary and a Director of the Company, Heritage Bank and First
                                  National Bank of Lockport and Secretary and a Director of Heritage Trust Company
John J. Gallagher         71      Director of the Company and Heritage Bank
Lael W. Mathis            63      Director of the Company and Heritage Bank
Jack Payan                67      Director of the Company and Heritage Bank
Arthur E. Sieloff         75      Director of the Company and Heritage Bank
John L. Sterling          54      Director of the Company and Heritage Bank
Chester Stranczek         68      Director of the Company and Heritage Bank
Arthur G. Tichenor        84      Director of the Company and Heritage Bank
Dominick J. Velo          80      Director of the Company and Heritage Bank

Executive Officers
------------------
Ramesh L. Ajwani          51      Executive Vice President of Heritage Bank
John E. Barry             53      Executive Vice President of Heritage Bank and a Director of Heritage Trust Company
Paul A. Eckroth           40      Executive Vice President of the Company and Heritage Bank, Treasurer of the Company and Vice
                                  President and Controller of the First National Bank of Lockport
Susan G. Peterson         48      Executive Vice President of Heritage Bank and a Director of Heritage Trust Company
Albert A. Stroka          55      Executive Vice President and General Counsel of Heritage Bank


     Mr. Wojcik has been Chairman of the Board and Chief Executive Officer of the Company and Heritage Bank and Chairman of the Board and President of Heritage Trust Company for more than the past five years. He currently serves as Chairman of the Board and a Director of the First National Bank of Lockport and served in such positions for Heritage Bank Alsip from December 1992 until that bank's merger into Heritage Bank in April 1993 and for Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

     Mr. Sampias has been President and a Director of the Company and Heritage Bank and Vice Chairman and a Director of Heritage Trust Company for more than the past five years. He currently serves as President and a Director of the First National Bank of Lockport and served in such positions for Heritage Bank Alsip from December 1992 until that bank's merger into Heritage Bank in April 1993 and for Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

     Mr. Groebe has been a Director of the Company, Heritage Bank and Heritage Trust Company for more than the past five years. He has been the Senior Executive Vice President of the Company and Heritage Bank since April, 1993 and prior to that was the Executive Vice President of the Company and the Bank for more than the past five years. Mr. Groebe served as Executive Vice President, Secretary and a Director of Heritage Bank Alsip from December 1992 until that bank's merger into Heritage Bank in April 1993. He currently serves as Senior Executive Vice President, Secretary and a Director of the First National Bank of Lockport and served in such positions for Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

     Mr. Gallagher has been Chairman or President of Gallagher Asphalt Corporation, asphalt paving contractors, for more than the past five years.

     Mr. Mathis has been President of G. E. Mathis Company, a steel fabricator, for more than the past five years.

     Mr. Payan has been a Senior Executive of Payan, Alberts & Thompson, Ltd., an independent insurance agency, for more than the past five years.

     Mr. Sieloff has been Senior Vice President and Partner or Vice President of Wm. C. Groebe & Co., a real estate company, for more than the past five years.

     Mr. Sterling has been President of and has owned and operated Sterling Lumber Company for more than the past five years. He served as a Director of Heritage Bank Alsip from December 1992 until that bank's merger into Heritage Bank in April 1993 and of Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

     Mr. Stranczek has been Chairman or President of Cresco Lines, Inc., a trucking company, for more than the past five years.

     Mr. Tichenor has been Chairman of the Board of California Amforge Corporation, a manufacturer of forgings, for more than the past five years.

     Mr. Velo has been Chairman of D.J. Velo & Company, a general contractor, for more than the past five years. He served as a Director of Heritage Bank Alsip from December 1992 until that bank's merger into Heritage Bank in April 1993 and of Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

     Mr. Ajwani has been an Executive Vice President of Heritage Bank for more than the past five years.

     Mr. Barry has been an Executive Vice President of Heritage Bank and a Director of Heritage Trust Company for more than the past five years.

     Mr. Eckroth has been Treasurer of the Company for more than the past five years. He became Executive Vice President of the Company in April 1993 and prior to that was Senior Vice President. Mr. Eckroth became Executive Vice President of Heritage Bank in June 1993. Prior to that he was Senior Vice President of Heritage Bank since October 1991. Mr. Eckroth currently serves as Vice President and Controller of the First National Bank of Lockport. He served as Controller of Heritage Bank Alsip from December 1992 until that bank's merger into Heritage Bank in April 1993. He also served as Executive Vice President and Treasurer of Heritage Bank Midlothian from July 1994 until that bank's merger into Heritage Bank in October 1994.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and regulations thereunder require directors and certain officers of the Company and persons who beneficially own more than 10% of the Company's stock to file initial reports of ownership and reports of changes in ownership of the Company's stock with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based solely upon a review of copies of such reports furnished to the Company and representations of reporting persons, all such persons filed on a timely basis reports required by Section 16(a) during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

     Currently, each Director of the Company receives an annual fee of $8,000 for these services. Each is also a Director of Heritage Bank and receives an annual fee of $8,000 for these services, which is paid by Heritage Bank. In addition, Directors receive a $1,000 or $500 fee for attendance at certain meetings of committees of the boards of the Company and Heritage Bank and received a $500 fee for attendance at a special meeting of the board of the Company in 1997.

Executive Officer Compensation

Summary Compensation Table

     The following table sets forth the indicated compensation with respect to each of the last three fiscal years for the Company's Chief Executive Officer and its four other most highly compensated executive officers:

                                                                                           Long Term
                                                                                          Compensation
                                                                                      --------------------
                                                                                        Awards     Payouts
                                                     Annual Compensation                ------     -------
                                            --------------------------------------    Securities              All Other
                                                          Incentive                   Underlying              Compensa-
Name and Principal Position           Year    Salary     Compensation    Other (1)     Options       LTIP     tion (2)
---------------------------           ----    --------   ------------    ---------     -------       ----     ---------
Richard T. Wojcik                     1997    $256,000       $140,000     $154,878        -             -       $21,601
Chairman and Chief Executive          1996     246,000        125,000       64,629        -             -        17,994
  Officer                             1995     240,000        120,000       72,682        -             -        19,560

Frederick J. Sampias                  1997     213,200        117,000       84,919        -             -        21,601
President                             1996     205,000        100,000       11,620        -             -        17,994
                                      1995     200,000         94,000       13,609        -             -        19,560

Ronald P. Groebe                      1997     153,500         77,000       68,258        -             -        21,601
Senior Executive Vice President       1996     149,000         58,000       11,641        -             -        17,994
  and Secretary                       1995     145,000         55,000       13,438        -             -        19,560

John E. Barry                         1997     144,600         72,000          -          -             -        21,601
Executive Vice President              1996     139,000         55,000          -          -             -        17,994
                                      1995     135,000         52,000          -          -             -        19,560

Paul A. Eckroth                       1997     118,800         60,000          -          -             -        21,601
Executive Vice President              1996     111,000         50,000          -          -             -        17,994
  and Treasurer                       1995     105,000         40,000          -          -             -        19,931

-----------
(1) Amounts shown for certain officers include that portion of income earned on deferred compensation accounts above 120% of the applicable federal long-term rate.
(2) Amounts shown in this column represent contributions allocated to each officer under the Company's profit sharing plan.

Option Exercises and Year-End Value Table

     For each of the executive officers named in the Summary Compensation Table above, the following table sets forth the number of shares acquired and value realized on exercise of stock options and the indicated year-end 1997 value and number of unexercised options.


                         Exercise of Options            # of Securities               Value of Unexercised
                             in 1997 (1)             Underlying Unexercised               In-the-Money
                        ----------------------             Options at                      Options at
                          # of                       December 31, 1997 (1)           December 31, 1997 (2)
                         Shares       Value       ----------------------------    ----------------------------
        Name            Acquired     Realized     Exercisable    Unexercisable    Exercisable    Unexercisable
        ----            --------    ----------    -----------    -------------    -----------    -------------
Richard T. Wojcik        134,819    $1,758,049        119,731            4,875     $2,721,176          $88,564
Frederick J. Sampias     122,157     1,508,419        105,919            4,125      2,413,026           74,939
Ronald P. Groebe          75,924       878,007         84,750            2,962      1,934,312           53,820
John E. Barry             51,338       620,972         72,150            2,737      1,642,110           49,723
Paul A. Eckroth           48,788       565,550         58,800            2,025      1,347,884           36,788

-----------

(1) Common shares and options have been adjusted to reflect the Company's 1997 three-for-two stock split.

(2) Based on the common share closing price of $29.00 at December 31, 1997.

Employment and Termination Benefits Agreements

     The Company has an Employment Agreement with each of Messrs. Wojcik, Sampias, Groebe and Eckroth. The Agreements provide for salaries and other compensation as may be authorized by the board of directors, subject to specified salary minimums. The current term under the Agreements expires December 31, 2000. The Agreements may be terminated by the Company with or without cause or upon the disability of the employee. Upon termination without cause (including, generally, within two to three years after a change in control of the Company), the Company is obligated to pay the employee his base compensation for a three year period beginning on the date of termination. Base compensation generally represents the average of the last five years' compensation. In the event of termination upon disability, the Company is obligated to pay the employee, at an annual rate equal to one and one-half times his base compensation, less Company-provided disability insurance benefits, for the lesser of two years or the remainder of the term. The Company has an Employment Termination Benefits Agreement with Mr. Barry which provides that, upon his termination (other than for cause, disability or death) generally within two years after a change in control of the Company, the Company is obligated to pay his base compensation for a two year period beginning on the date of termination.

Compensation Committee Interlocks and Insider Participation

     Messrs. Mathis, Sieloff, Sterling and Velo, who are members of the Compensation Committee, and their associates and families, were indebted to Heritage Bank during 1997. All such outstanding loans, commitments to make loans, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Company Stock Price Performance

     The graph below compares the cumulative total shareholder return on the Company's common shares ("Company Index") for the last five years with the cumulative total returns for the CRSP NASDAQ Stock Market (U.S. Companies) index ("Market Index") and the CRSP NASDAQ Holding Offices index (1) ("Peer Index") over the same period. The stock price performance shown on the graph is not necessarily indicative of future price performance.

                             [GRAPH APPEARS HERE]
             Comparison of Five-Year Cumulative Total Returns (2)

                             Company Index        Market Index        Peer Index
                             -------------        ------------        ----------
12/31/92                         $100                $100               $100
12/31/93                          123                 115                112
12/30/94                          130                 112                112
12/29/95                          155                 159                166
12/31/96                          176                 195                220
12/31/97                          368                 240                371

-----------
(1) The Holding Offices peer index represents NASDAQ U.S. companies which are primarily engaged in holding or owning the securities of banks or other financial companies.

(2) The indices, as well as the graph data, were prepared by the Center for Research in Security Prices ("CRSP") of the University of Chicago Graduate School of Business. The graph amounts represent year-end index levels derived from compounded daily returns that include all dividends. The graph assumes that the value of the investment in the Company's common shares (and in each of the other indices) was $100 on December 31, 1992.

Report of Compensation Committee

     The Compensation Committee (the "Committee") is comprised of Messrs. Mathis, Sieloff, Sterling and Velo, all of whom are Directors of the Company and its principal subsidiary, Heritage Bank (the "Bank"), and none of whom is a former or current officer or employee of the Company or any of its subsidiaries. The Committee is responsible for administering, setting and approving annual compensation and incentive awards affecting the Company's executive officers (as disclosed in the Summary Compensation Table above) as well as other elected officers of the Bank. It does not itself determine awards under the Company's 1990 Executive Equity Incentive Plan ("Stock Incentive Plan"), which are made by the stock option committee described below.

     In general the Company's compensation programs, which affect executive officers and other elected officers, are balanced to provide competitive salaries combined with incentive compensation which is substantially contingent upon the annual earnings and growth performance of the Company. To promote long term performance, awards of stock options have been made to certain employees under the Stock Incentive Plan and its predecessor stock option plan. The Company's board of directors believes that stock options align the interests of shareholders and employees through the appreciation in the value of the Company's common shares.

     The Committee reviewed and set 1997 salaries for Messrs. Wojcik, Sampias, Groebe, Barry and Eckroth and reviewed and approved 1997 salary recommendations made by management regarding the other elected officers of the Bank. The 1997 base salaries of executive officers, including Mr. Wojcik, Chairman and CEO, and the salaries of the other elected officers of the Bank have been established primarily based on surveys of competitive salaries being paid to officers with similar responsibilities in peer group banks. To a lesser extent, increases in base salaries of executive officers and other elected officers have also been adjusted to recognize the Company's growth and corresponding increase in officers' responsibilities.

     The Committee also approved the incentive compensation paid to executive officers and other elected officers based upon the achievement of annual Company net income and growth goals and accomplishment of individual management objectives established at the beginning of the year. The amount of incentive compensation is based upon an officer's level of responsibility and contribution to the Company's achievement of its financial performance goals. For executive officers, incentive compensation, as a percentage of base salary, can range from 0% to a maximum of approximately 55%. The incentive compensation paid to Mr. Wojcik for 1997 was based solely upon the financial performance of the Company and represented approximately 55% of his base salary.

     All Directors of the Company, except those who are officers/employees, serve as a stock option committee which administers and approves awards under the Stock Incentive Plan. On an annual basis the stock option committee determines which employees receive grants of stock options and accompanying limited stock appreciation rights ("LSARs") under the Stock Incentive Plan and the number of shares subject to each award. In 1997 the committee made no stock option or LSAR awards.

Lael W. Mathis     Arthur E. Sieloff     John L. Sterling     Dominick J. Velo

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tabulation shows, as of February 10, 1998 unless otherwise indicated, the name, address and common share ownership for certain shareholders of the Company including each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding common shares (the only class of voting securities outstanding). Information with respect to beneficial ownership is based on information furnished to the Company by such shareholders or contained in the records of the Company.

     Carl C. Greer has sole voting power over all of the 757,620 shares referred to below under his heading, 390,315 as sole beneficial owner and 367,305 as President of Martin Marketing Corporation ("Martin Marketing"), the sole general partner of Martin Oil Marketing, Ltd. ("Martin Oil Marketing"), which holds such shares. Mr. Greer has sole dispositive power over all his own shares and dispositive power (which may be shared with certain Martin Marketing officers) over the Martin Oil Marketing shares.

     Joyce M. Brown, Eloise W. Martin and Melinda M. Sullivan, as the three trustees of each of five testamentary trusts under the Will of Harold T. Martin, deceased, share voting and dispositive power over 725,730 shares held by the trusts. In addition, Ms. Sullivan herself owns 13,256 shares, as to which she has sole voting and dispositive power.

                                                                                   Number of
                                                                                    Common          Percent of
                                                                                    Shares            Common
                                                                                 Beneficially         Shares
Name and Addresses of Beneficial Owners                                             Owned         Outstanding
---------------------------------------                                          ------------     -----------

Shares as to which Carl C. Greer has sole voting power(1):
     Carl C. Greer                                                                  390,315           3.2%
     Martin Marketing Corporation                                                   367,305 (2)       3.0%
                                                                                    -------
        Total                                                                       757,620 (3)       6.2% (3)
                                                                                    =======           ===
Shares as to which the Trustees of the Harold T. Martin Trusts/Trust Funds
     have sole or shared voting power(4):
     Melinda M. Sullivan                                                             13,256            *
     Trusts/Trust Funds under the Will of Harold T. Martin, deceased                725,730           6.0%
                                                                                    -------
        Total                                                                       738,986           6.1%
                                                                                    =======           ===

Heritage Financial Services Profit Sharing Trust(5)                                 712,818           5.9%

First Midwest Bancorp, Inc.(6):
     As beneficial owner                                                             45,300            *
     Pursuant to option(6)                                                        2,400,000          16.5%
                                                                                  ---------
        Total                                                                     2,445,300          16.8%
                                                                                  =========          ====

_____
  * Not greater than 1%

   (1) The address for the persons listed under the Greer heading in the table is P.O. Box 298, Blue Island, Illinois 60406. The nature of their beneficial ownership is sole voting and investment power, except as described above and set forth in the footnotes below.
   (2) All such shares are held by Martin Oil Marketing.
   (3) Mr. Greer has sole voting power over such 757,620 shares, 390,315 as beneficial owner and 367,305 as President of Martin Marketing.
   (4) The address for the three trustees of the testamentary trusts created under the Will of Harold T. Martin, deceased, is 4501 W. 127th Street, Alsip, Illinois 60803.
   (5) As of December 31, 1997. The address for the Trust is 17500 S. Oak Park Avenue, Tinley Park, Illinois 60477. The nature of beneficial ownership is sole voting power, with no investment power. The shares are voted by Messrs. Wojcik, Sampias, Groebe, Barry and another bank officer as trustees.
   (6) First Midwest Bancorp, Inc., which has entered into an Agreement and Plan of Merger, dated January 14, 1998, to acquire the Company, has an option to purchase up to 2,400,000 of the Company's common shares (up to 19.9% of the then outstanding shares).

  Security Ownership of Management

     The following tabulation shows the common share ownership (including exercisable options) for each Director, each of the executive officers named in the Summary Compensation Table and all Directors and executive officers as a group.

                                                           Percent of
                                                           Outstanding
                                      Number of              Common
                                        Common            Shares Owned
                                        Shares             (Including
                                     Beneficially          Exercisable
Name of Beneficial Owners             Owned (1)             Options)
-------------------------            ------------         ------------

Richard T. Wojcik                         500,019   (2)           4.1%
Frederick J. Sampias                      320,355   (3)           2.6%
Ronald P. Groebe                          232,764   (4)           1.9%
John J. Gallagher                          82,017                  *
Lael W. Mathis                            131,475   (5)           1.1%
Jack Payan                                 14,355   (6)            *
Arthur E. Sieloff                          16,125   (7)            *
John L. Sterling                          146,706   (8)           1.2%
Chester Stranczek                         495,900   (9)           4.1%
Arthur G. Tichenor                        557,344                 4.6%
Dominick J. Velo                           11,372  (10)            *
John E. Barry                             140,147  (11)           1.2%
Paul A. Eckroth                           121,650  (12)           1.0%
All directors and executive officers
   as a group (16 persons)              2,970,726  (13)          24.4%
     ______
  * Not greater than 1%

  (1) As of February 10, 1998, except as otherwise indicated. The nature of beneficial ownership is sole voting and investment power, except as set forth in the footnotes below. Information with respect to beneficial ownership is based on information furnished to the Company by the shareholders or contained in the records of the Company. Fractional shares subject to options are not reflected. All of the Directors and executive officers have entered into an Affiliate's Letter and Agreement of Affiliates which indicate that they will vote their shares in favor of the acquisition by First Midwest Bancorp, Inc. and which specify restrictions on disposition of their shares.

  (2) Includes 28,712 shares held in a self-directed IRA trust and Keogh trust for the benefit of Mr. Wojcik, 314,584 shares held in trust by Mr. Wojcik and 96,800 shares which may be acquired upon the exercise of stock options. Includes 59,922 shares held for the benefit of Mr. Wojcik in the Company's Profit Sharing Trust as of December 31, 1997 but excludes the other shares referred to in footnote 13 below.

  (3) Includes 135,179 shares held in trust by Mr. Sampias, 8,364 shares held in custody for the benefit of Mr. Sampias, 3,972 shares held in trust for the benefit of Mr. Sampias, 110,044 shares which may be acquired upon the exercise of stock options, 12,375 shares held in trust by his wife, 3,981 shares held in trust for the benefit of his wife, 2,250 shares held by his wife as custodian for their son and 450 shares held by their son. Includes 43,739 shares held for the benefit of Mr. Sampias in the Company's Profit Sharing Trust as of December 31, 1997 but excludes the other shares referred to in footnote 13 below.

  (4) Includes 20,194 shares held in a self-directed IRA trust and Keogh Plan for the benefit of Mr. Groebe, 2,046 shares held in trust for the benefit of his wife and 68,962 shares which may be acquired upon the exercise of stock options. Includes 41,563 shares held for the benefit of Mr. Groebe in the Company's Profit Sharing Trust as of December 31, 1997 but excludes the other shares referred to in footnote 13 below.

(5) Includes 63,900 shares held in trust by Mr. Mathis and 67,575 shares held in trust by his wife.

(6) Includes 4,230 shares held in trust by Mr. Payan, 8,625 shares held in trust by his wife and 1,500 shares held by a corporation owned by Mr. Payan and his wife.

(7) Includes 15,000 shares held in joint tenancy with Mr. Sieloff's wife.

(8) Includes 12,000 shares held in joint tenancy with his wife, 122,763 shares held in trust for the benefit of Mr. Sterling and his wife and 11,643 shares held by Mr. Sterling's son.

(9) Includes 379,500 shares held in trust by Mr. Stranczek, 108,150 shares held in trust for the benefit of Mr. Stranczek and 7,500 shares held by Mr. Stranczek's wife as trustee for a relative.

(10) Includes 1,372 shares held for the benefit of Mr. Velo by the D.J. Velo & Company Profit Sharing Trust as of October 31, 1997, for which Mr. Velo is the Trustee. Excludes the remaining 51,609 shares in such Trust voted by Mr. Velo but held for the benefit of others. Includes 10,000 shares held in joint tenancy with Mr. Velo's wife.

(11) Includes 74,887 shares which may be acquired upon the exercise of stock options and 13,142 shares held for the benefit of Mr. Barry in the Company's Profit Sharing Trust as of December 31, 1997 but excludes the other shares referred to in footnote 13 below.

(12) Includes 72,000 shares held by Mr. Eckroth in joint tenancy with his wife and 49,650 shares which may be acquired upon the exercise of stock options.

(13) Excludes 712,818 shares as of December 31, 1997 voted by Messrs. Wojcik, Sampias, Groebe, Barry and another bank officer as the trustees of the Heritage Financial Services Profit Sharing Trust, except to the extent held for such named officers' individual benefit and hence included as indicated in the foregoing footnotes. Includes 86,400 shares which may be acquired upon the exercise of stock options by, and 49,952 shares held as of December 31, 1997 in the Company's Profit Sharing Trust for the benefit of, three executive officers not named above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Directors and executive officers of the Company and their associates and families were customers of, and had transactions with, Heritage Bank during 1997, and, at December 31, 1997, were indebted to Heritage Bank in the aggregate amount of $8,670,000. All such outstanding loans, commitments to make loans, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Additional transactions may be expected to take place in the future.

     Mr. Payan is employed by Payan, Alberts & Thompson, Ltd. ("P,A&T"), which is owned in part by three of his sons and which provides services as insurance agent to the Company. In 1997 the Company paid P,A&T approximately $428,000, including premiums, for business insurance coverage. In addition, P,A&T served as agent with respect to the Company's employee group insurance coverage, for which approximately $883,000 was paid directly to the insurers in 1997. As agent, P,A&T solicits competitive bids for all of the Company's business and employee group insurance coverage.

     The Company has an indemnification agreement with each Director of the Company which provides that the Company shall indemnify the Director against certain claims which may be asserted against the Director by reason of serving on the board.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) - Financial Statements and Financial Statement Schedules

     The following consolidated financial statements and financial statement schedules of the registrant are filed as a part of this document under Item 8. Financial Statements and Supplementary Data:

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Income - For the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Shareholders' Equity - For the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - For the Years Ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements - For the Years Ended December 31, 1997, 1996 and 1995

     Quarterly Financial Data

(a)(3) - Exhibits

     (a) (3) - The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed. The management contracts and compensatory plans and arrangements which are required to be filed are listed in the Exhibit Index as Exhibit Numbers 10(a) - 10(j) inclusive.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1997. On January 27, 1998, the Company filed a Current Report on Form 8-K disclosing under Item 5 of Form 8-K the granting of a stock option to and proposed merger with, First Midwest Bancorp, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Heritage Financial Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 2nd day of March, 1998.

                                        HERITAGE FINANCIAL SERVICES, INC.
                                        (Registrant)

                                        by /s/ Richard T. Wojcik
                                        ---------------------------------
                                           Richard T. Wojcik
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 2nd day of March, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

            SIGNATURE AND TITLE                                                 SIGNATURE AND TITLE
            -------------------                                                 -------------------
by  /s/ Richard T. Wojcik                                       by  /s/ Lael W. Mathis *
    ---------------------------------------------                   ---------------------------------------------
    Richard T. Wojcik, Chairman of the Board                        Lael W. Mathis, Director
    (Principal Executive Officer) and Director

                                                                by  /s/ Jack Payan *
by  /s/ Frederick J. Sampias                                        ---------------------------------------------
    ---------------------------------------------                   Jack Payan, Director
    Frederick J. Sampias, President and Director

                                                                by  /s/ Arthur E. Sieloff *
by  /s/ Paul A. Eckroth                                             ---------------------------------------------
    ---------------------------------------------                   Arthur E. Sieloff, Director
    Paul A. Eckroth, Executive Vice President and
    Treasurer
    (Principal Financial and Accounting Officer)                by  /s/ John L. Sterling *
                                                                    ---------------------------------------------
                                                                    John L. Sterling, Director
by  /s/ John J. Gallagher *
    ---------------------------------------------
    John J. Gallagher, Director                                 by
                                                                    ---------------------------------------------
                                                                    Chester Stranczek, Director
by  /s/ Ronald P. Groebe
    ---------------------------------------------
    Ronald P. Groebe, Director                                  by  /s/ Arthur G. Tichenor *
                                                                    ---------------------------------------------
                                                                    Arthur G. Tichenor, Director


                                                                by  /s/ Dominick J. Velo *
                                                                    ---------------------------------------------
                                                                    Dominick J. Velo, Director


                                                                * Signed by  /s/ Frederick J. Sampias
                                                                             ------------------------------------
                                                                             Frederick J. Sampias
                                                                             Attorney-in-Fact



                       HERITAGE FINANCIAL SERVICES, INC.
                                 EXHIBIT INDEX
                     (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number          Description and Page or Incorporation Reference
-------         -----------------------------------------------

 2(a)           Stock Purchase Agreement dated September 28, 1995, by and among
                Heritage Financial Services, Inc., Old Kent Financial
                Corporation and Old Kent-Illinois, Inc. and List of exhibits thereto (incorporated by reference to the Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1995).

 2(b) Agreement and Plan of Merger, dated January 14, 1998, by and among First Midwest Bancorp, Inc., First Midwest Acquisition
                Corporation and Heritage Financial Services, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed January 27, 1998) and a list briefly identifying the contents of omitted schedules, together with agreement to furnish supplementally a copy of any omitted schedule to the Commission upon request (filed herewith).

 2(c)           Stock Option Agreement, dated January 14, 1998, between Heritage
                Financial Services, Inc. (as Issuer) and First Midwest Bancorp,
                Inc. (as Grantee) (incorporated by reference to the Registrant's
                Current Report on Form 8-K filed January 27, 1998).

 3(a) Articles of Incorporation of the Registrant including May 1997 amendment (filed herewith).

 3(b) By-laws of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1994).

 4(a)           Articles of Incorporation (See Exhibit 3(a) above).

 4(b) Specimen Common Share Certificate (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997).

 4(c)           By-laws (See Exhibit 3(b) above).

 10(a) 1987 Stock Option Plan, including Amendment (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

 10(b) 1990 Executive Equity Incentive Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

 10(c)          Amendments to 1990 Executive Equity Incentive Plan dated March
                1996 and October 1997 (filed herewith).

 10(d)          Indemnification Agreement dated June 12, 1990 between the
                Registrant and Ronald P. Groebe (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1990) and Schedule of Indemnification Agreements executed by other Directors of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).


                       HERITAGE FINANCIAL SERVICES, INC.
                           EXHIBIT INDEX (continued)
                   (Pursuant to Item 601 of Regulation S-K)

Exhibit
 Number    Description and Page or Incorporation Reference
--------   ---------------------------------------------------------------------------------------------------

 10(e)     Amended and Restated Employment Agreement dated as of January 19, 1995 between the Registrant and Ronald P. Groebe and Schedule of Employment Agreements executed by Richard T. Wojcik,
           Frederick J. Sampias and Paul A. Eckroth (incorporated by reference to the Registrant's Annual
           Report on form 10-K for the year ended December 31, 1994).

 10(f)     (i)  Agreement to Substitute Deferred Compensation Trust and (ii) Deferred Compensation Trust
           Under Heritage Financial Services Plan(s), each dated as of January 19, 1995 between the Registrant and Dominick J. Velo as Trustee (incorporated by reference to the Registrant's Annual Report on form 10-K for the year ended December 31, 1994).

 10(g)     Amendment #1 to 1995 Deferred Compensation Trust, dated as of November 19, 1996, between the
           Registrant and Dominick J. Velo as Trustee (incorporated by reference to the Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1996).

 10(h)     Amended and Restated Employment Termination Benefits Agreement dated as of January 19, 1995 between the Registrant and John E. Barry (incorporated by reference to the Registrant's Annual
           Report on form 10-K for the year ended December 31, 1994).

 10(i)     Amended and Restated Limited Employment Termination Benefits Agreement dated as of January 19,
           1995 between the Registrant and Ramesh L. Ajwani and Schedule of Amended and Restated Limited
           Employment Termination Benefits Agreements between the Registrant and Each of Susan G. Peterson and Albert A. Stroka (incorporated by reference to the Registrant's Annual Report on form 10-K for the year ended December 31, 1994).

 10(j)     Amendment #1 to Amended and Restated Limited Employment Termination Benefits Agreement, dated as of November 19, 1996, between the Registrant and Ramesh L. Ajwani and Schedule of Amendment #1s
           to Amended and Restated Limited Employment Termination Benefits Agreements between the
           Registrant and each of Susan G. Peterson and Albert A. Stroka (incorporated by reference to the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

   11      Statement Re Computation of Per Share Earnings (filed herewith).

   21      Subsidiaries of Registrant (filed herewith).

   23      Consent of Arthur Andersen LLP (filed herewith).

   24      Power of Attorney (filed herewith).

   27      Financial Data Schedule (filed herewith).


-----------------
     Heritage Financial Services, Inc. will furnish those of the above exhibits which are filed herewith to requesting security holders.