Form 10-K405/A
period 1997-12-31
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1998-04-17
CIK 355946

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-K/A
                                (Amendment #1)
             Annual Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None

================================================================================

                       Heritage Financial Services, Inc.
                        Amendment #1 to 1997 Form 10-K


     The Registrant hereby amends Part II, Item 8, Financial Statements and Supplementary Data, of its 1997 Form 10-K to reflect a change in the Report of Independent Public Accountants to include an opinion on the consolidated statements of income, cash flows and changes in shareholders' equity for the year ended December 31, 1995. Accordingly, the Registrant also amends Exhibit 23, Consent of Arthur Andersen LLP, to refer to such revised Report of Independent Public Accountants.

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



RICHARD T. WOJCIK            PAUL A. ECKROTH

Chairman and CEO             Executive Vice President and Treasurer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Heritage Financial Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago Illinois,
January 19, 1998

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Heritage Financial Services, Inc. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 17th day of April, 1998.


                                        HERITAGE FINANCIAL SERVICES, INC.
                                        (Registrant)

                                        by /s/ Richard T. Wojcik
                                        ---------------------------------
                                           Richard T. Wojcik
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below on the 17th day of April, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

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

