Form 10-Q
period 1998-03-31
HERITAGE FINANCIAL SERVICES INC /IL/
filed 1998-05-11
CIK 355946

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON D.C. 20549

                    FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the
         Securities Exchange Act of 1934


For the quarterly period ended March 31, 1998
     Commission File Number 0-15059

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes/X/ No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                           Outstanding at May 11, 1998
Common Shares, no par value              12,545,924




PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

                                                March 31,  December 31,
                                                    1998        1997
ASSETS                                           -------     -------
Cash and due from banks                          $35,088     $48,214
Federal funds sold and interest-bearing deposits  43,255       2,864
                                                 -------     -------
  Total cash and cash equivalents                 78,343      51,078

Securities:
  Held-to-maturity  (market value: $114,923 in
  1998 and $116,544 in 1997)                     111,393     113,101
  Available-for-sale, at market                  380,516     407,087
  Trading, at market                                 471         450
                                                 -------     -------
     Total securities                            492,380     520,638

Loans, net of unearned income                    718,533     711,541
  Less: allowance for loan losses                 (9,801)     (9,621)
                                                 -------     -------
     Net loans                                   708,732     701,920

Premises and equipment                            19,352      19,585
Goodwill and core deposit intangibles             15,767      16,190
Other assets                                      10,519       9,910
                                                 -------     -------
     TOTAL ASSETS                             $1,325,093  $1,319,321
                                               =========   =========
LIABILITIES
Demand deposits                                  178,528     186,358
NOW and money market accounts                    260,938     262,679
Savings deposits                                 190,895     189,128
Time deposits                                    504,048     501,466
                                                 -------     -------
     Total deposits                            1,134,409   1,139,631
Securities sold under agreements to repurchase    52,442      45,569
Other liabilities                                 12,364      11,915
                                                 -------     -------
     TOTAL LIABILITIES                         1,199,215   1,197,115
                                                 -------     -------

SHAREHOLDERS' EQUITY
Preferred shares - no par value; shares authorized
  12,000,000; shares issued: none                    -           -
Common shares - no par value; shares authorized:
  16,000,000; shares issued: 12,145,528 in 1998
  and 12,128,313 in 1997                             -           -
Surplus                                           24,260      24,181
Retained earnings                                 96,130      93,346
Accumulated other comprehensive income             5,579       5,367
Treasury stock, at cost  (5,000 shares in 1998
  and 37,911 shares in 1997                          (91)       (688)
                                                 -------     -------
     TOTAL SHAREHOLDERS' EQUITY                  125,878     122,206
                                                 -------     -------
   TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY  $1,325,093  $1,319,321
                                                 =======     =======

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                                 Three Months Ended
                                                      March 31,
                                               --------------------
                                                   1998         1997
                                               --------     --------
INTEREST INCOME
   Loans, including fees                        $14,913      $13,811
   Securities:
      Taxable                                     5,937        6,449
      Exempt from federal income taxes            2,196        1,768
   Federal funds sold and interest-bearing
      deposits                                      303           13
                                               --------     --------
      TOTAL INTEREST INCOME                      23,349       22,041
                                               --------     --------
INTEREST EXPENSE
   Deposits                                      10,454        9,480
   Short-term borrowings                            478          496
   Notes payable                                   -              81
                                               --------     --------
      TOTAL INTEREST EXPENSE                     10,932       10,057
                                               --------     --------
      NET INTEREST INCOME                        12,417       11,984
Provision for loan losses                           150          150
                                               --------     --------
      NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                            12,267       11,834
                                               --------     --------
OTHER INCOME
   Service charges on deposit accounts            1,282        1,197
   Income for trust services                        211          193
   Investment product fees                          280          363
   Other operating income                           495          430
   Securities gains                                 353          118
                                               --------     --------
      TOTAL OTHER INCOME                          2,621        2,301
                                               --------     --------
OTHER EXPENSE
   Salaries and employee benefits                 4,437        4,288
   Net occupancy expense                            752          855
   Equipment expense                                418          410
   Data processing expense                          499          296
   Amortization of intangible assets                422          495
   Other operating expenses                       1,488        1,430
                                               --------     --------
      TOTAL OTHER EXPENSE                         8,016        7,774
                                               --------     --------
      INCOME BEFORE INCOME TAXES                  6,872        6,361
Income tax expense                                2,127        2,030
                                               --------     --------
      NET INCOME                                 $4,745       $4,331
                                               ========     ========

NET INCOME PER COMMON SHARE
   Basic                                          $0.39        $0.36
   Diluted                                        $0.38        $0.35

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING:
   Basic                                     12,126,604   12,088,132
   Diluted                                   12,521,716   12,480,237

See accompanying notes to consolidated financial statements.


HERITAGE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
                                                     1998      1997
OPERATING ACTIVITIES                                -----     -----
  Net income                                       $4,745    $4,331
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Discount accretion on securities                 (558)     (438)
    Deferred loan fee accretion                      (170)     (101)
    Provision for loan losses                         150       150
    Securities gains                                 (353)     (118)
    Depreciation and amortization                     472       457
    Deferred income taxes                             (96)     (136)
    Net amortization of purchase accounting
     adjustments                                      513       665
    Increase in accrued interest income              (490)     (971)
    Increase (decrease) in accrued interest expense  (102)      159
    Other, net                                        206       652
                                                    ------    ------
       NET CASH PROVIDED BY OPERATING ACTIVITIES    4,317     4,650
                                                    ------    ------
INVESTING ACTIVITIES
  Securities held-to-maturity:
    Proceeds from maturities, repayments and calls  1,885     2,377
  Securities available-for-sale:
    Proceeds from maturities, repayments and calls 24,500    17,566
    Proceeds from sales                            11,304    22,635
    Purchases                                      (8,176)  (38,797)
  Net increase in loans                            (6,868)  (16,786)
  Purchases of premises and equipment                (263)     (816)
  Proceeds from sales of other real estate owned      184       572
                                                   ------    ------
       NET CASH USED IN INVESTING ACTIVITIES       22,566   (13,249)
                                                   ------    ------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits              (5,206)   17,860
  Net decrease in federal funds purchased            -      (13,000)
  Net increase in securities sold
   under agreeements to repurchase                  6,873     2,344
  Principal payments on notes payable                -       (2,000)
  Proceeds from stock option exercises                 50       818
  Dividends paid                                   (1,335)   (1,212)
                                                   ------    ------
       NET CASH PROVIDED FROM FINANCING ACTIVITIES    382     4,810
                                                   ------    ------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       27,265    (3,789)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   51,078    43,830
                                                   ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $78,343   $40,041
                                                   ======    ======
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                   $11,050    $9,877
  Income taxes paid                                   365       175

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Purchases of common shares                         $218    $1,223

See accompanying notes to consolidated financial statements.



HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


NOTE 1-PROPOSED MERGER

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

  The Merger is conditioned upon, among other things, approval by the shareholders of both the Company (as to the Merger) and First Midwest (as to authorization of necessary shares) and receipt of customary regulatory approvals. First Midwest has received approvals from the appropriate banking agencies. Shareholder meetings for both Heritage and First Midwest have been scheduled for June 17, 1998. It is anticipated that the acquisition will be completed in early July, 1998.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The unaudited consolidated financial statements include the accounts of Heritage Financial Services, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. Certain amounts reported in prior periods have been reclassified for presentation or comparative purposes. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

  The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and industry reporting practices has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K.


Earnings per Share

  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's potential dilutive instruments represent common shares issuable under its stock option plans. Such common stock equivalents are computed using the treasury stock method. Weighted average common shares have been adjusted to reflect the Company's 1997 three-for-two stock split. The computation of basic and diluted earnings per share is set forth in Exhibit 11 of this document.

HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)


New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for public companies to report certain financial information about operating segments in interim and annual financial statements. Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. The statement also requires public companies to report certain information about their products and services and the geographic areas in which they operate. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The statement does not need to be applied to interim financial statements in the initial year of its application, but such comparative information will be required in interim statements in the second year. At this time, management is assessing this statement and has not determined whether the new reporting provisions will require supplemental disclosures by the Company.


NOTE 3-COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires that the Company's unrealized gains or losses (net of related taxes) on securities available-for-sale be included in other comprehensive income. Prior to adoption of SFAS 130 unrealized gains or losses were reported separately in shareholders' equity. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. Prior year financial statements have been reclassified to conform to the reporting requirements of SFAS 130.

  The components of comprehensive income, net of related taxes, for the three months ended March 31, 1998 and 1997 are as follows (in thousands):
                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1998        1997
                                                      -----       -----
Net Income                                           $4,745      $4,331
Unrealized gains (losses) on securities,
   net of reclassification adjustment                   212      (2,410)
                                                      -----       -----
       Comprehensive Income                          $4,957      $1,921
                                                      =====       =====

Disclosure of Reclassification Amount:
Unrealized holding gains arising during the period   $  483     $(2,383)
Less: Reclassification adjustment for gains
   included in net income                              (271)        (27)
                                                      -----       ------
Net unrealized gains (losses) on securities          $  212     $(2,410)
                                                      =====      =======


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)


NOTE 4-LOANS

  The following table summarizes loan balances by category (in thousands):

                           March 31,   December 31
                               1998          1997
                         ----------    ----------
Commercial and industrial  $158,042      $163,967
Commercial real estate      158,499       157,809
Construction                 10,701        12,188
Residential real estate     291,001       275,482
Home equity                  94,625        95,924
Other consumer                6,786         7,406
                          ---------     ---------
  Gross loans               719,654       712,776
Less: unearned income        (1,121)       (1,235)
                          ---------     ---------
  Total                    $718,533      $711,541
                          =========     =========

NOTE 5-COMMON SHARES

  Pursuant to a Registration Statement on Form S-8 filed in March, 1993, as amended by a Post-Effective Amendment filed in May, 1997, the Company registered 1,241,700 common shares for issuance pursuant to the Company's stock option plans. During the three month period ended March 31, 1998, common shares issued pursuant to the exercise of stock options totaled 17,215. Subsequent to March 31, 1998, an additional 400,396 common shares were issued pursuant to the exercise of stock options.

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

  In conjunction with the approval of the Merger Agreement with First Midwest, the Company rescinded the balance of its stock repurchase program. During the three month period ended March 31, 1998, 7,605 treasury shares were acquired through an exchange of common shares in exercises of stock options. During the same period, 40,516 treasury shares were reissued upon the exercise of stock options. Subsequent to March 31, 1998, an additional 74,260 treasury shares were acquired through an exchange of common shares in exercises of stock options, and 79,260 treasury shares were reissued upon the exercise of stock options.


HERITAGE FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 6-STOCK OPTIONS

  A summary of  stock option activity for the three months ended March 31,
1998 is presented below (shares in thousands):
                                            Weighted
                                   Option   Average
                                   Shares   Price
                                   ------   ------
Balance, December 31, 1997           548    $6.55
  Granted                             -        -
  Exercised                          (57)   $4.69
  Forfeited                           -        -
                                   ------   ------
Balance, March 31, 1998              491    $6.77
                                   ======   ======

  A summary of  outstanding and exercisable stock options at March 31, 1998 is presented below (shares in thousands):
                        Outstanding Options           Exercisable Options
                        --------------------          -------------------
                              Weighted  Average                   Weighted
                       Option Average  Remaining          Option   Average
                       Shares  Price      Life            Shares    Price
Exercise Price Ranges -----   -----      -----            -----   -----
  $4.73 - $7.08         361   $5.75      2.6 yrs             361    $5.75
  $9.00 - $11.00        130   $9.60      5.2 yrs             126    $9.55
                      -----                                -----
    Total               491                                  487
                      =====                                =====

  Subsequent to March 31, 1998, an additional 479,656 options were exercised at a weighted average price of $6.67.


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.



  The following represents management's analysis of the Company's results of operations for the three months ended March 31, 1998 and 1997 and its consolidated financial condition at March 31, 1998 as compared to December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

PROPOSED MERGER

  On January 14, 1998, the Company, First Midwest Bancorp, Inc. ("First Midwest") and First Midwest Acquisition Corporation, a wholly owned subsidiary of First Midwest ("Acquisition Corporation"), entered into an Agreement and Plan of Merger ("Merger Agreement") whereby the Company will be merged with and
into Acquisition Corporation ("the Merger").   Pursuant to the Merger
Agreement, the transaction will be structured as a tax-free exchange and accounted for as a pooling-of-interests. Each of the Company's outstanding common shares will be converted into 0.7695 shares of First Midwest common stock. The Merger Agreement has been approved by the boards of directors of both companies.

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

  The Merger is conditioned upon, among other things, approval by the shareholders of both the Company (as to the Merger) and First Midwest (as to authorization of necessary shares) and receipt of customary regulatory approvals. First Midwest has received approvals from the appropriate banking agencies. Shareholder meetings for both Heritage and First Midwest have been scheduled for June 17, 1998. It is anticipated that the acquisition will be completed in early July, 1998.

ANALYSIS OF INCOME STATEMENTS

SUMMARY OF OPERATIONS

  Net income in the first quarter of 1998 increased to $4,745,000, up 10% from $4,331,000 earned in the same quarter of 1997. On a diluted basis, earnings per share for the quarterly period increased to 38 cents per share, up 9% compared to 35 cents per share earned in the first quarter of 1997. The Company's annualized return on average assets in the first quarter of 1998 was 1.46% compared to 1.43% in the year ago quarter. The annualized return on average equity for the three month period was 15.69% in 1998 compared to 16.48% in 1997.

  Higher earnings in 1998 were principally due to an increase in net interest income. In the first quarter of 1998, earnings were also affected by pre-tax securities gains of $353,000 and $225,000 of data processing conversion expenses. In the first quarter of 1997, earnings were positively affected by a pre-tax recovery of $160,000 of interest income on a nonaccrual loan, the reimbursement of $150,000 of legal costs related to litigation settled in 1996 and securities gains of $118,000.

NET INTEREST INCOME

  The following table sets forth the average balances, tax equivalent yields and effective rates for the major categories of earning asset and interestbearing liabilities for the three months ended March 31, 1998 and 1997
(in thousands):
                               Three Months Ended March 31,
                              -----------------------------
                                 1998                   1997
                             --------               --------
                             Average                Average
                             Balance      Rate      Balance      Rate
                             -------      -----    ---------     ----
Loans                        $711,950     8.54%     $647,042     8.71%
Securities                    500,760     7.54       505,359     7.36
Short-term investments         22,812     5.39           972     5.42
                            ---------     ----     ---------     ----
 Total earning assets      $1,235,522     8.08%   $1,153,373     8.11%
                            =========     ----     =========     ----

Time deposits                $501,615     5.57%     $482,366     5.46%
NOW and money market accounts 262,323     3.66       198,353     3.29
Savings deposits              189,079     2.56       202,652     2.75
Short-term borrowings          53,474     3.63        53,731     3.74
Notes payable                    -         -           5,311     6.19
                           ----------     ----       -------     ----
 Total interest-bearing
     liabilities           $1,006,491     4.41%     $942,413     4.33%
                           ==========     -----     ========     -----
Net interest spread                       3.67%                  3.78%
Impact of non-interest bearing funds      0.82%                  0.80%
                                          ----                   -----
Net yield on interest earning assets      4.49%                  4.58%
                                          ====                   ====

  On a tax equivalent basis, net interest income for the first quarter of 1998 was $13,682,000, an increase of $666,000 or 5% compared with the 1997 first quarter. The growth in net interest income for the three month period was due to increases in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates. The higher volume of earning assets and interest-bearing liabilities in 1998 reflected strong internal deposit growth over the past twelve months. As a percentage of average earning assets, the level of average interest-bearing liabilities was 81.5% in 1998 compared to 81.7% in 1997.

  Average loans for the first three months of 1998 were $712 million, an increase of $65 million or 10% compared to the same period in 1997. The increase was primarily in residential real estate loans which increased $37 million. Average short-term investments increased $22 million compared to the 1997 three month period as the Company increased its level of federal funds sold in 1998. The Company continues to purchase fixed-rate, longer-term bank-qualified tax-exempt securities while the balance of taxable securities has decreased.

  The increase in average earning assets was primarily funded by growth in average money market accounts and time deposits, which increased $59 million and $19 million, respectively, year-over-year. The growth in money market accounts was primarily due to the promotion of the Company's Premier Money Market Account in the fourth quarter of 1997. The growth in time deposits primarily resulted from a combination of time deposit promotions and generally higher interest rates offered on time deposits compared to other interest-bearing deposit products.

  On a tax equivalent basis, the annualized net interest spread in the 1998 first quarter decreased .11% compared to the same period in 1997. The change in the net interest spread reflected a decrease of .03% in the yield on average earning assets while the rate paid on interest-bearing liabilities increased
 .08%. The decrease in the yield on earning assets was due to a decrease in the yield on loans, primarily reflecting lower rates earned on new volumes of commercial and industrial loans and commercial real estate loans. The increase in the rate paid on interest-bearing liabilities was primarily due to higher rates paid on money market deposit accounts and time deposits, reflecting higher rates paid on new account promotions.

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

  The changes in the allowance for loan losses for the three months ended
March 31, 1998 and 1997 were as follows (in thousands):
                                    Three Months Ended
                                         March 31,
                                   -------------------
                                     1998      1997
                                   ------    ------
Balance at beginning of period     $9,621    $9,407
  Provision for loan losses           150       150
  Loan charge-offs                    (77)     (197)
  Loan recoveries                     107        46
                                    -----    ------
Balance at end of period           $9,801    $9,406
                                    =====    ======

Net charge-offs (recoveries)
 to average loans                    (.02)%     .09%
Allowance for loan losses to loans   1.36%     1.43%
Allowance for loan losses to
   nonperforming loans                587%      324%

  The provision for loan losses for the first three months of 1998 remained unchanged from the year-ago quarter. The 1998 provision was primarily influenced by the improvement in asset quality and reductions in potential risks associated with impaired loans. For further information on the Company's nonperforming loans and impaired loans, see the "Asset Quality" section below.

  The following table sets forth an allocation of the allowance for loan losses and the percent of loans in each category to total loans outstanding for the periods and categories shown (in thousands):
                              March 31, 1998    December 31, 1997
                              --------------    -----------------
                               Amount  %         Amount    %
                              -------  ---      -------  ---
Commercial and industrial       $2,101  22        $2,121  23
Commercial real estate           4,050  23         4,050  22
Construction                     -       1         -       2
Residential real estate          2,750  40         2,600  39
Home equity and other consumer     900  14           850  14
                              -------- ---       ------- ---
  Total                         $9,801 100        $9,621 100
                              ======== ===       ======= ===

  Changes in the allocation of the allowance to individual loan categories since December 31, 1997 were primarily the result of loan portfolio growth and changes in management's risk assessment and assignment of unallocated reserves.

ASSET QUALITY

Nonperforming Assets

  The following table sets forth the Company's nonperforming assets and asset quality ratios (in thousands):
                                  March 31,       December 31,
                                      1998            1997
                                  --------        -----------
Nonaccrual loans                    $1,495            $903
Loans past due 90 days or more         174             216
                                  --------        --------
  Total nonperforming loans          1,669           1,119
Other real estate owned                544             722
                                  --------        --------
  Total nonperforming assets        $2,213          $1,841
                                  ========        ========

Restructured loans                   -                $139
                                  ========        ========

Nonperforming loans to loans          0.23%           0.16%
Nonperforming assets to loans plus
   OREO                               0.31%           0.26%

Impaired Loans

  The following table sets forth the recorded investment in impaired loans and the related valuation allowance for each loan category (in thousands):
                         Amount of Impaired Loans
                         ------------------------
                         No Valuation Valuation            Amount of
                         Allowance    Allowance            Valuation
                         Required      Required    Total   Allowance
                         --------      --------   ------   ------
March 31, 1998
  Commercial and industrial    $368       $396      $764       $76
  Commercial real estate      1,013        414     1,427        55
  Residential real estate       223      1,101     1,324       147
                            -------    -------    ------    ------
    Total impaired loans     $1,604     $1,911    $3,515      $278
                            =======    =======    ======    ======

December 31, 1997
  Commercial and industrial     $94       $171      $265        $4
  Commercial real estate        951        518     1,469        76
  Residential real estate       385        650     1,035       130
                            -------    -------    ------    ------
    Total impaired loans     $1,430     $1,339    $2,769      $210
                            =======    =======    ======    ======

  The average recorded investment in impaired loans for the three months ended March 31, 1998 was approximately $3,142,000. Interest income recognized on impaired loans for the first three months of 1998 totaled $41,000 compared to $21,000 in the same period a year ago. Included in the balance of impaired loans at March 31, 1998, were $145,000 of loans 90 days or more past due and $1,324,000 of nonaccrual loans.

OTHER INCOME

  Other income, excluding securities transactions, for the three months ended March 31, 1998 increased $85,000 or 4% compared to the same period in 1997. The increase was principally due to an increase in deposit service charges.

  In the 1998 first quarter, the Company recognized net securities gains of $353,000 compared to gains of $118,000 in the first quarter in 1997. In 1998, securities gains of $329,000 were recognized on the sale of $11 million of adjustable-rate securities. The balance of securities gains recognized in 1998 reflected a market value adjustment of an investment security classified as trading.

OTHER EXPENSE

  Other expense in the 1998 first quarter increased $242,000 or 3% compared to the same period in 1997. The growth in expenses was primarily attributable to increases in salaries and benefits and data processing expense.

  Salaries and employee benefits, the largest component of other expense, increased $149,000 or 3% for the first three months of 1998 compared to the same period a year ago. The increase primarily reflected normal salary increases and higher incentive compensation expense. A reduction in staffing levels from the year ago period partially limited the growth in salaries and employee benefits. At March 31, 1998, the number of full-time equivalent employees totaled 419 compared to 447 at March 31, 1997.

  Data processing expense increased $203,000 or 69% in 1998 compared with the 1997 three month period. The increase primarily resulted from costs associated with the Company's planned conversion of its data processing systems to a new third-party data processor. The Company expects to incur additional conversion costs through the end of the 1998 third quarter. For further information, see the "Year 2000 Compliance section" below.

YEAR 2000 COMPLIANCE

  The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted and have responded indicated that their hardware or software is or will be Year 2000 compliant by the end of 1998. The Company's third-party data processor, however, indicated that the Company will have to convert to new software applications in 1998 to be Year 2000 compliant. In light of this, the Company reviewed other third-party data processing application systems and products and, in January, 1998, elected to convert its data processing systems to a new third-party vendor. The data processing conversion is anticipated to occur in the fourth quarter.

  In connection with the proposed Merger with First Midwest, the Company and First Midwest have initiated a review of all data processing applications, including those used to process transactions and information for loan, deposit and trust customers. First Midwest currently purchases the services for these systems from three nationally recognized data processing vendors. Following the consummation of the Merger, First Midwest plans to convert the Company's loan, deposit and trust systems to its vendors during 1998 in conjunction with integration of the Company into First Midwest. The Company and First Midwest also have other in-house applications, interface equipment and interfaces that will be reviewed and may require modification. First Midwest has developed a Year 2000 plan and has identified internal resources to address the Year 2000 issues. First Midwest's goals are to be fully compliant by November 1998 and to conduct testing of all programs/applications during the period January through June 1999.

INCOME TAXES

  Income tax expense for the three months ended March 31, 1998 increased $97,000 compared to the same period in 1997. The increase in income tax expense in 1998 was primarily due to an increase in pre-tax earnings. The Company's effective tax rate (income tax expense divided by net income before taxes) decreased to 31.0% in 1998 compared to 31.9% in the same period a year ago. The lower effective tax rate is attributable to a relatively higher level of tax-exempt interest income in 1998.

ANALYSIS OF BALANCE SHEETS

ASSETS

  Total assets at March 31, 1998 were $1.325 billion, an increase of $6 million compared to December 31, 1997. Changes in total assets since December 31, 1997 primarily reflected increases of $27 million in cash and cash equivalents and $7 million in net loans. Combined, the balance of the Company's securities portfolio decreased $28 million.

LIABILITIES

  The Company's funding sources, consisting of deposits and short-term borrowings, increased $2 million since December 31, 1997. Changes in funding sources since year-end primarily reflected increases of $7 million in securities sold under agreements to repurchase and $3 million in time deposits. Partially offsetting the growth in those categories was a decrease of $8 million in demand deposits.

CAPITAL

  At March 31, 1998, total shareholders' equity increased to $126 million, up $4 million from December 31, 1997. The growth in equity reflected the retention of current year earnings, less dividends paid and the cost of treasury stock purchased, plus the proceeds from the exercise of stock options. The change in equity also reflected a $212,000 increase in the market value of securities available-for-sale.

  The capital ratios of the Company and Heritage Bank (the "Bank") are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by banking regulators. The capital ratios of the Company and the Bank at March 31, 1998 and the minimum capital ratios for "well capitalized" financial institutions are as follows:

                                      Minimum
                                        Well
                                     Capitalized    Company      Heritage
                                        Ratio       Consolidated     Bank
                                     -----------    ------------ --------
Tier I capital to average assets       >  5.00%          8.03%      7.63%
                                       -
Tier I capital to risk weighted assets >  6.00%         14.41%     13.56%
                                       -
Total capital to risk weighted assets  > 10.00%         15.66%     14.81%
                                       -

  Pursuant to a Registration Statement on Form S-8 filed in March, 1993, as amended by a Post-Effective Amendment filed in May, 1997, the Company registered 1,241,700 common shares for issuance pursuant to the Company's stock option plans. During the three month period ended March 31, 1998, common shares issued pursuant to the exercise of stock options totaled 17,215. Subsequent to March 31, 1998, an additional 400,396 common shares were issued pursuant to the exercise of stock options. For further information on the Company's stock options, see "Note-6-Stock Options" of the Notes to Consolidated Financial Statements included under Item 1 of this document.

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

  In conjunction with the approval of the Merger Agreement with First Midwest, the Company rescinded the balance of its stock repurchase program. During the three month period ended March 31, 1998, 7,605 treasury shares were acquired through an exchange of common shares in exercises of stock options. During the same period, 40,516 treasury shares were reissued upon the exercise of stock options. Subsequent to March 31, 1998, an additional 74,260 treasury shares were acquired through an exchange of common shares in exercises of stock options, and 79,260 treasury shares were reissued upon the exercise of stock options.

  Presently the Company has no other commitments for material capital expenditures. Management believes that the Company has sufficient financing options available to fund commitments that may arise in the future.

LIQUIDITY

  Liquidity management in banking involves the ability to generate funds to support asset growth and meet cash flow requirements of customers and other obligations. The Bank's immediate liquidity needs have historically been met by daily investments in federal funds sold, monthly cash flows from mortgage-backed and asset-backed securities and maturities of other securities. When necessary, the Bank may purchase up to $55 million under informal federal funds lines with correspondent banks. For the first three months of 1998, the Bank's average amount of federal funds sold was $22 million. For the three and twelve months ended March 31, 1998, the aggregate principal payments received on mortgage-backed and asset-backed securities totaled approximately $16 million and $56 million, respectively. At March 31, 1998, the Bank had $11 million of securities having contractual maturities of one year or less and expects to receive approximately $63 million of payments on mortgage-backed and asset-backed securities over the next twelve months. The cash flow projections for mortgage-backed and asset-backed securities are based on consensus prepayment estimates of securities brokers. Other sources of potential liquidity include the sale of securities classified as available-for-sale and advances under a $143 million credit facility with the Federal Home Loan Bank.

  For the parent company, Heritage Financial Services, Inc.("HFS"), liquidity means having cash available to pay shareholder dividends, to service debt and to fund operating expenses. The ability of HFS to pay dividends, as well as fund its operations and service debt, is dependent upon receipt of dividends from the Bank. Regulatory authorities limit the amount of dividends which can be paid by the Bank without prior approval from such authorities. At March 31, 1998, the amount of undistributed earnings of the Bank available for the payment of dividends within such limitations is sufficient to fund the anticipated cash requirements of HFS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

  Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, goals, objectives, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate,"
" estimate," "project," or other similar words or expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to: significant fluctuations in market interest rates; changes in general economic conditions and inflation; changes in the competitive environment that can affect the Company's funding and asset generation capabilities; changes in management's assessment of the adequacy of the allowance for loan losses based upon changes in the composition of the loan portfolio, loan delinquency rates, the level of loan losses, and business and market conditions that affect the value of collateral securing loans; legislative or regulatory changes which adversely affect the business of the Company or its subsidiaries, including federal deposit insurance premiums; and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 11 - Statement Re Computation of Per Share Earnings (included at page 17).

(b)  Exhibit 27 - Financial Data Schedule.

(c) On January 27, 1998, the Company filed a Current Report on Form 8-K disclosing under Item 5 of Form 8-K the granting of a stock option to and proposed merger with, First Midwest Bancorp, Inc. and including copies of the Option Agreement and the Merger Agreement.


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HERITAGE FINANCIAL SERVICES, INC.
                                                  (Registrant)


Date:  May 11, 1998               by     /s/ Frederick J. Sampias
                                   Frederick J. Sampias
                                   President
                                   (Duly Authorized Officer)



Date:  May 11, 1998               by     /s/ Paul A. Eckroth
                                   Paul A. Eckroth
                                   Executive Vice President and Treasurer
                                   (Principal Financial and Chief Accounting
                                    Officer)



Exhibit 11 - Statement Re: Computation of Per Share Earnings

   The calculation of the Registrant's basic and diluted earnings per share required by Item 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):
                                                 Three Months  Ended
                                                     March 31,
                                                 -------------------
                                                    1998      1997
                                                 -------   -------
Net income available to common shareholders       $4,745    $4,331
                                                  ======    ======

 Weighted average common shares outstanding       12,127    12,088
   used in basic earnings per share calculation
 Dilutive effect of employee stock options after
   application of the treasury stock method          395       392
 Weighted average number of shares outstanding    -------   -------
   adjusted for the effect of dilutive securities 12,522    12,480
                                                  ======    ======

        Basic earnings per share                   $0.39     $0.36
                                                  ======    ======

        Diluted earnings per share                 $0.38     $0.35
                                                  ======    ======
Share data has been adjusted for a three-for-two stock split paid in June, 1997.